Form 10-Q
period 2021-12-31
Embecta Corp.
filed 2022-03-16
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193 4
For the transition period from

to

Commission file number
001-41186

EMBECTA CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-1583942
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1 Becton Drive, Franklin Lakes, New Jersey	07417-1880
(Address of principal executive offices)	(Zip code)
(201)
847-6880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule
12b-2
of the Exchange Act).    Yes   ☐    No   ☒
The number of shares of Embecta Corp. common stock outstanding as of March 16, 2022 was 1,000 shares, par value $0.01 per share.

EMBECTA CORP.
Form
10-Q
For the Quarterly Period ended December 31, 2021

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Condensed Combined Statements of Income
Diabetes Care Business
(Unaudited)

	Three Months Ended December 31,
	2021	2020

	In millions
Revenues	$289.3	$285.3
Cost of products sold (1)	85.4	94.0

Gross Profit	$203.9	$191.3
Operating expenses:
Selling and administrative expense	62.2	53.2
Research and development expense	16.7	14.0
Other operating expenses	8.4	—

Total Operating Expenses	$87.3	$67.2

Operating Income	116.6	124.1
Other income, net	—	1.0

Income Before Income Taxes	$116.6	$125.1
Income tax provision	17.8	19.8

Net Income	$98.8	$105.3

(1)	Includes costs for inventory purchases from related parties of $11.5 million and $9.0 million during the three months ended December 31, 2021 and 2020, respectively.
See notes to the condensed combined financial statements.

Condensed Combined Statements of Comprehensive Income
Diabetes Care Business
(Unaudited)

	Three Months Ended December 31,
	2021	2020

	In millions
Net Income	$98.8	$105.3
Other Comprehensive Loss
Foreign currency translation adjustments	(8.8)	0.1

Other Comprehensive Loss	(8.8)	0.1

Comprehensive Income	$90.0	$105.4

See notes to the condensed combined financial statements.

Condensed Combined Balance Sheets
Diabetes Care Business

	December 31, 2021	September 30, 2021
	(Unaudited)
	In millions
ASSETS
Current Assets
Trade receivables, net	$118.3	$150.6
Inventories:
Materials	13.3	13.1
Work in process	21.2	21.0
Finished products	84.6	83.9

	119.1	118.0
Prepaid expenses and other	20.9	23.2

Total Current Assets	258.3	291.8
Property, Plant and Equipment, Net	436.5	451.0
Goodwill and Other Intangible Assets	33.9	33.9
Other Assets	11.2	11.3

Total Assets	$739.9	$788.0

LIABILITIES AND PARENT’S EQUITY
Current Liabilities
Accounts payable	$58.1	$54.2
Accrued expenses	73.0	81.6
Salaries, wages and related items	28.0	28.2

Total Current Liabilities	159.1	164.0
Deferred Income Taxes and Other Liabilities	30.3	29.7
Commitments and Contingencies (Note 5)	—	—
Parent’s Equity
Net parent investment	829.8	864.8
Accumulated other comprehensive loss	(279.3)	(270.5)

Total Parent’s Equity	550.5	594.3

Total Liabilities and Parent’s Equity	$739.9	$788.0

See notes to the condensed combined financial statements.

Condensed Combined Statements of Cash Flows
Diabetes Care Business
(Unaudited)

	Three Months Ended December 31,
	2021	2020

	In millions
Operating Activities
Net income	$98.8	$105.3
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	8.4	9.3
Impairment of property, plant and equipment	—	10.0
Share-based compensation	4.6	3.8
Pension expense	2.2	2.4
Change in operating assets and liabilities:
Trade receivables, net	30.7	(1.9)
Inventories	(4.3)	(10.4)
Prepaid expenses and other	0.9	(3.4)
Accounts payable	3.9	(8.0)
Accrued expenses	(7.9)	9.0
Other current liabilities	1.5	5.3

Net Cash Provided by Operating Activities	138.8	121.4

Investing Activities
Capital expenditures	(4.3)	(11.4)
Acquisition of intangible assets	—	(0.5)

Net Cash Used for Investing Activities	(4.3)	(11.9)

Financing Activities
Net transfers to Parent	(134.5)	(109.5)

Net Cash Used for Financing Activities	(134.5)	(109.5)

Net Change in Cash and Cash Equivalents	—	—
Opening Cash and Cash Equivalents	—	—

Closing Cash and Cash Equivalents	$—	$—

See notes to the condensed combined financial statements.

Notes to Condensed Combined Financial Statements
Diabetes Care Business
Millions of dollars, or as otherwise specified
Note 1—Background and Basis of Presentation
Background
On May 6, 2021, Becton, Dickinson and Company (“BD” or “Parent”) announced that its Board of Directors approved a plan to spin off its diabetes care business, comprising syringes, pen needles and other products related to the injection or infusion of insulin and other drugs used in the treatment of diabetes (collectively, the “Company” or “Diabetes Care Business”). Under the plan, BD would transfer certain assets and liabilities associated with the Diabetes Care Business to Embecta Corp. (“Embecta”), a newly formed wholly owned subsidiary of BD incorporated on July 8, 2021, and execute a spin-off
of Embecta by way of a
pro-rata
distribution of common stock of Embecta to BD’s shareholders at the close of business on the record date of the spin-off.
During the first quarter of 2022, in contemplation of the
spin-off,
certain assets, liabilities, and operations attributable to the Diabetes Care Business were contributed to Embecta, which has been reflected in these unaudited condensed combined financial statements. The remaining assets, liabilities, operations, or commitments and contingencies associated with the Diabetes Care Business will be contributed prior to the spin-off
date, at which
such
business is fully transferred to Embecta. These condensed combined financial statements reflect the historical results of operations, financial position and cash flows of the Company.
In connection with the
spin-off,
BD and Embecta will enter into various agreements to effect the spin-off
and provide a framework for the relationship between BD and Embecta after the spin-off,
including a separation and distribution agreement, a transition services agreement (TSA), manufacturing and supply agreements (MSAs), reverse manufacturing and supply agreements (RMSAs), an employee matters agreement, a tax matters agreement, a lease agreement, and certain other commercial agreements.
The completion of the
spin-off
is subject to certain conditions, including effectiveness of the Registration Statement on Form 10, as amended, with the U.S. Securities and Exchange Commission (“SEC”), such effectiveness having occurred on February 10, 2022, and final approval by BD’s Board of Directors (refer to Note 12). There are no assurances as to when the planned spin-off
will be completed, if at all.
Basis of Presentation
The unaudited condensed combined financial statements have been derived from BD’s historical accounting records and were prepared on a standalone basis in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. The assets, liabilities, revenue and expenses of the Company have been reflected in these condensed combined financial statements on a historical cost basis, as included in the consolidated financial statements of BD, using the historical accounting policies applied by BD. Historically, separate financial statements have not been prepared for the Company and it has not operated as a standalone business from BD. The historical results of operations, financial position, and cash flows of the Company presented in these condensed combined financial statements may not be indicative of what they would have been had the Company actually been an independent standalone public company, nor are they necessarily indicative of the Company’s future results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
The condensed combined financial statements have been prepared in accordance with the instructions to Form
10-Q
and, in the opinion of the management of BD, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The accounting policies and basis of preparation adopted in the preparation of these condensed combined financial statements are consistent with those followed in the preparation of the Company’s combined financial statements issued for the year ended September 30, 2021. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with GAAP. These condensed combined financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in the Company’s Registration Statement on Form 10. All intercompany transactions and accounts within the Diabetes Care Business have been eliminated.

The provision for income taxes for the three months ended December 31, 2021 and 2020 was calculated by applying an estimated annual effective income tax rate for the full year to ordinary income adjusted by the tax impact of discrete items.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses, including determining the allocation of shared costs and expenses from BD, depreciable and amortizable lives, sales returns and allowances, rebate accruals, inventory reserves and taxes on income as reflected in the condensed combined financial statements. Actual results could differ from these estimates.
Note 2 — Parent’s Equity
Changes in certain components of Parent’s Equity were as follows:

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity

	In millions
Balance, October 1, 2020	$833.8	$(261.6)	$572.2
Net income	105.3	—	105.3
Foreign currency translation	—	0.1	0.1
Net transfers to Parent	(91.8)	—	(91.8)

Balance, December 31, 2020	$847.3	$(261.5)	$585.8

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity

	In millions
Balance, October 1, 2021	$864.8	$(270.5)	$594.3
Net income	98.8	—	98.8
Foreign currency translation	—	(8.8)	(8.8)
Net transfers to Parent	(133.8)	—	(133.8)

Balance, December 31, 2021	$829.8	$(279.3)	$550.5

Note 3 — Related Party Transactions and Parent Company Investment
Corporate and Medical Segment Allocations
The Company’s condensed combined financial statements include general corporate expenses of BD and shared segment expenses which were not historically allocated to the Company for certain support functions that are provided on a centralized basis within Parent and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (collectively, “General Corporate Expenses”). For purposes of these condensed combined financial statements, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the condensed combined statements of income in
Cost of products sold
,
Selling and administrative expense
,
Research and development expense
, and
Other income, net
and, accordingly, as a component of
Net parent investment
on the condensed combined balance sheets. These expenses have been allocated to the Company on a pro rata basis of global and regional revenues, headcount, research and development spend and other drivers. Management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocating General Corporate Expenses from BD, are reasonable. Nevertheless, the condensed combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s condensed combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The allocations of General Corporate Expenses are reflected in the condensed combined statements of income as follows:

	Three months ended December 31,
	2021	2020

	In millions
Cost of products sold	$1.6	$4.7
Selling and administrative expense	24.4	24.4
Research and development expense	1.7	1.2
Other (income) expense, net	(1.0)	(1.6)

Total General Corporate Expenses	$26.7	$28.7

Purchases from Parent
In the ordinary course of business, the Company purchases from BD certain materials for use in production of certain medical products, the terms of which are not at arm’s length. During the three months ended December 31, 2021 and 2020, these related party purchases were $14.4 million and $9.7 million, respectively. Amounts payable to BD for such purchases as of December 31, 2021 and September 30, 2021 were immaterial.
Parent Company Investment
All significant intercompany transactions between the Company and BD have been included in the condensed combined financial statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the condensed combined statements of cash flows as a financing activity and in the condensed combined balance sheets as
Net parent investment
.

The following table summarizes the components of the net transfers to Parent in
Net parent investment
for three months ended December 30, 2021 and 2020:

	Three months ended December 31,
	2021	2020

	In millions
Cash pooling and general financing activities (a)	$170.3	$142.7
Corporate and segment allocations, excluding non-cash share-based compensation	(25.1)	(27.1)
Taxes deemed settled with Parent	(10.7)	(6.1)

Net transfers to Parent as reflected in the condensed combined statements of cash flows	134.5	109.5
Share-based compensation expense	(4.6)	(3.8)
Pension expense	(2.2)	(2.4)
Other transfers to (from) Parent, net	6.1	(11.5)

Net transfers to Parent (Note 2)	$133.8	$91.8

(a)
The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances are swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.

Note 4 —
Spin-Off
Costs
In connection with the
spin-off
further described in Note 1, the Company incurred separation and stand-up
costs of approximately $8.4 million during the three months ended December 31, 2021, reflected within
Other operating expenses
within the condensed combined statement of income. The costs incurred primarily consist of costs associated with legal, supply chain, employee retention and certain other costs to establish certain stand-alone functions to transition to being a stand-alone entity. There were no spin-off
costs incurred during the three months ended December 31, 2020.
The total amount of spin-off costs accrued as of December 31, 2021 and September 30, 2021 was approximately $0.5 million and $1.6 million, respectively.
Note 5 — Contingencies
The Company regularly monitors and evaluates the status of product liability and other legal matters, and may, from time-to-time,
engage in settlement and mediation discussions taking into consideration developments in the matters and the risks and uncertainties surrounding litigation. These discussions could result in settlements of one or more of these claims at any time. The Company has not identified material legal matters where it believes an unfavorable, material outcome is probable and estimable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. It is possible that an unfavorable outcome resulting from legal matters or other contingencies could have a material impact on the liquidity, results of operations or financial condition of the Company.
Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment, due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. The Company was not a party to any material legal proceedings at December 31, 2021 or December 31, 2020, nor is it a party to any material legal proceedings as of the date of issuance of these condensed combined financial statements.

Note 6 — Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s Registration Statement on Form 10. The Company sells syringes, pen needles and other products used in the treatment of diabetes which are sold to wholesalers and distributors, which in turn sell these products to customers through retail and acute care hospitals, clinics and other institutional channels.
End-users
of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
Measurement of Revenues
Payment terms extended to the Company’s customers are based upon commercially reasonable terms for the markets in which the Company’s products are sold. Because the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer, the Company does not generally adjust its revenues for the effects of a financing component. The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s condensed combined financial results.
The Company’s gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts, and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company’s agreements primarily with its end-user
customers. Additional factors considered in the estimate of the Company’s rebate liability include the quantification of inventory that is either in stock at or in transit to the Company’s distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liability at December 31, 2021 and September 30, 2021 was $76.9 million and $71.7 million, respectively. Rebates recorded as a reduction of gross revenues during the three months ended December 31, 2021 and 2020 were $76.4 million and $72.1 million, respectively. Sales discounts and sales returns were not material.
Disaggregation of Revenues
Disaggregation of revenue by geographic region is provided within Note 7.
Contract Assets and Liabilities
The Company does not have contract liabilities. Contract assets consist of the Company’s right to consideration that is conditional upon its future performance pursuant to private label agreements and are presented within
Prepaid expenses and other
on the condensed combined balance sheets.
The Company’s contract asset balance was $1.4 million as of both December 31, 2021 and September 30, 2021.
Note 7 — Segment and Geographical Data
Operating segments are identified as components of an enterprise in which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding assessing business performance and allocating resources and capital. Management has concluded that the Company operates in one segment based upon the information used by the CODM in evaluating the performance of the Company’s business and allocating resources and capital.

Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes its field-based sales representatives and internal sales teams. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Greater Asia, the Company has distribution agreements and in China, the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography as management believes this category best depicts how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Three months ended December 31,
	2021	2020

	In millions
United States	$150.9	$149.5
International (a)	138.4	135.8

Total	$289.3	$285.3

(a)	During the three months ended December 31, 2021 and 2020, no individual country outside of the United States generated revenue that represented more than 10.0% of total revenues.
Note 8 — Share-Based Compensation
The following disclosure represents share-based compensation attributable to the Company based on the awards and terms previously granted to Company employees under BD share-based payment plans, and is representative of only those employees who are dedicated to the Company unless otherwise noted. Stock compensation allocated to the Company for BD Corporate and Medical Segment employees who are not dedicated to the Company are included as a component of corporate allocations. The allocation of stock compensation for BD Corporate and Medical Segment employees was $1.6 million for the three months ended December 31, 2021 and 2020.
Share-Based Compensation Expense
The fair value of share-based payments is recognized as compensation expense. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures.
The amounts and location of compensation cost relating to both the Company’s employees and an allocation for BD Corporate employees included in the condensed combined statements of income is as follows:

	Three months ended December 31,
	2021	2020

	In millions
Cost of products sold	$1.0	$0.9
Selling and administrative expense	2.9	2.2
Research and development expense	0.7	0.7

Total Share-Based Compensation Expense	$4.6	$3.8

Tax benefit associated with share-based compensation costs recognized	$1.0	$0.9

Note 9 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	Three months ended December 31,
	2021	2020

	In millions
Amortized intangible assets
Patents – gross	$21.5	$21.2
Less: accumulated amortization	(7.2)	(6.9)

Patents – net	$14.3	$14.3

Customer Relationships and Other – gross	$5.4	$5.4
Less: accumulated amortization	(1.4)	(1.4)

Customer Relationships and Other – net	$4.0	$4.0

Total amortized intangible assets	$18.3	$18.3

Goodwill	15.6	15.6

Total Goodwill and Other Intangible Assets	$33.9	$33.9

Note 10 — Financial Instruments and Fair Value Measurements
Foreign Currency and Other Risks
The Company has foreign currency exposures throughout the various countries in which it operates. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary
countries that are denominated in currencies other than the functional currency are mitigated by BD primarily through the use of forward contracts. In order to mitigate foreign currency exposure relating to its investments in certain foreign subsidiaries, BD hedges the currency risk associated with those investments with instruments, such as foreign currency-denominated debt, cross-currency swaps and currency exchange contracts, which are designated as net investment hedges. The Company does not enter into any derivative transactions, contracts, options, or swaps. Accordingly, derivative assets and liabilities held by BD at the corporate level were not attributable to the Company for any of the periods presented.
Net gains or losses relating to the net investment hedges, which are attributable to changes in foreign currencies to U.S. dollar spot exchange rates, are recorded as a component of foreign currency translation adjustments in
Other comprehensive loss
. Upon the termination of a net investment hedge, any net gain or loss included in
Accumulated other comprehensive loss
relative to the investment hedge remains until the foreign subsidiary investment is disposed of or is substantially liquidated.
Hedges of the transactional foreign exchange exposures resulting primarily from intercompany payables and receivables are undesignated hedges. As such, the gains or losses on these instruments are recognized immediately in income. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Due to the Company’s participation in BD’s hedging program, the Company records an allocated portion of the impact of these activities. The net amounts recognized in
Other income (expense), net
during the three months ended December 31, 2021 and 2020 were immaterial to the Company’s condensed combined financial results.
Nonrecurring Fair Value Measurements
Non-financial
assets, including property, plant and equipment as well as intangible assets, are measured at fair value when there are indicators of impairment and these assets are recorded at fair value only when an impairment is recognized. These measurements of fair value are generally based upon Level 3 inputs, including values estimated using the income approach.

In the quarter ended December 31, 2020, the Company recorded impairment charges totaling $10.0 million related to certain construction in progress assets that related to discontinued projects. The impairment charges were recorded to adjust the carrying amount of the assets to the assets’ fair values, which were estimated through a discounted cash flow model that utilized Level 3 inputs. The impairment charges are recognized within
Cost of products sold
in the condensed combined statement of income.

There were no impairment charges in the quarter ended December 31, 2021.
Concentration of Credit Risk
On an ongoing basis, the Company’s operations form part of BD’s monitoring of concentrations of credit risk associated with financial institutions with which BD conducts business. Therefore, the Company is exposed to credit loss in the event of nonperformance by such financial institutions. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed the obligations of BD. BD also minimizes exposure to credit risk by dealing with a diversified group of major financial institutions.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers. Two of the Company’s customers represent at least 10.0% of the gross trade receivables balance individually and, in the aggregate, represent approximately 23.0% of the gross trade receivable balance as of December 31, 2021. Two of the Company’s customers represent at least 10.0% of total revenues individually and, in the aggregate, represent approximately 30.1% of total revenues for the quarter ended December 31, 2021.
Note 11 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of December 31, 2021	As of September 30, 2021

	In millions
Land	$3.4	$3.6
Buildings	120.1	120.4
Machinery, equipment and fixtures	559.5	570.8
Leasehold improvements	6.5	6.1
Construction in progress	185.0	190.8

	874.5	891.7
Less: accumulated depreciation	(438.0)	(440.7)

Total Property, Plant and Equipment, Net	$436.5	$451.0

Note 12 — Subsequent Events
Management has evaluated subsequent events through March 16, 2022, the date the condensed combined financial statements were available to be issued and determined that no subsequent events have occurred that would require recognition in the condensed combined financial statements or disclosure in the notes to the condensed combined financial statements, except as described below:
Spin-Off
Update
On February 1, 2022, BD’s Board of Directors approved the
spin-off
of the Diabetes Care Business. On February 10, 2022, the SEC declared effective Embecta’s Registration Statement on Form 10, as amended. The spin-off
will occur by means of a
pro-rata
distribution of all of Embecta’s issued and outstanding shares of common stock on the basis of one share of Embecta common stock for every five shares of BD common stock held as of the close of business on March 22, 2022, the record date for the spin-off.
The distribution is expected to be completed on April 1, 2022. The distribution is expected to qualify as tax-free
to BD and its shareholders for U.S. federal income tax purposes.

Upon completion of the distribution, Embecta will be an independent, publicly traded company and BD will retain no ownership interest. “When-issued” trading of Embecta common stock will begin on or shortly before the record date of March 22, 2022, under the ticker symbol “EMBCV,” and will continue until the distribution date.
“Regular-way”
trading of Embecta common stock is expected to begin on the spin-off date of April 1, 2022, under the same ticker symbol of “EMBC.”
Financing Arrangements
In February 2022 and in connection with the
spin-off,
Embecta issued $500.0 million of senior secured 5.000% notes due February 15, 2030. Prior to the distribution date of April 1, 2022, Embecta expects to enter into a credit agreement which will provide for a $1,150.0 million senior secured seven-year term loan facility, as well as a $500.0 million senior secured five-year revolving credit facility, which is expected to be undrawn at the spin-off
date. The interest rate on the $1,150.0 million term loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.5% SOFR floor. Embecta is expected to use the aggregate proceeds received from the issuance of the senior secured notes and the term loan facility to make a distribution payment of approximately $1,440.0 million to BD in connection with the spin-off
on the effectiveness date of April 1, 2022. Embecta plans to hold approximately $160.0 million in cash upon completion of the spin-off.
In addition, Embecta will enter into a Trade Receivables Factoring Agreement with BD effective at the time of the spin-off.
Embecta will owe BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Trade Receivables Factoring Agreement.
Embecta and BD Agreements
In connection with the
spin-off,
BD and Embecta have entered and will enter into various agreements to effect the spin-off
and provide a framework for the relationship between BD and Embecta after the spin-off,
including a separation and distribution agreement, a transition services agreement (TSA), manufacturing and supply agreements (MSAs), reverse manufacturing and supply agreements (RMSAs), an employee matters agreement, a tax matters agreement, a lease agreement, and certain other commercial agreements. The agreements are expected to go into effect as of the spin-off
date, April 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain Factors Affecting Forward-Looking Statements
The following discussion and analysis should be read in conjunction with the condensed combined financial statements and accompanying notes contained elsewhere in this Quarterly Report on Form
10-Q.
This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this discussion and analysis, particularly in the section “Cautionary Statement Concerning Forward-Looking Statements.”
References in this section to the “Diabetes Care Business” refer to the Diabetes Care Business as defined in the condensed combined financial statements included within this report. References in this section to “Embecta” refer to Embecta Corp. as defined in the condensed combined financial statements included within this report.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and wellbeing of people living with diabetes. Over the
95-year
history of our business, we believe that our products have become one of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when Becton, Dickinson and Company (“BD” or “Parent”) developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing supply chain and commercial footprint, delivering over 7.6 billion units of diabetes injection devices globally in 2021. We generated revenues of $289.3 million and $285.3 million during the three months ended December 31, 2021 and 2020, respectively.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety devices, which are complemented by our proprietary digital applications designed to assist people with managing their diabetes. Our pen needles are sterile, single-use,
medical devices, designed to be used in conjunction with insulin pens and are used to inject insulin or other diabetes medications. We also sell safety pen needles, which include resin injection-molded shields on both ends of the cannula that automatically deploy to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use
insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which incorporate a manually activated sliding sleeve to help prevent needlestick exposure and injury during injection and disposal.
We primarily sell our products to wholesalers and distributors, which in turn sell such products to customers in primarily retail and institutional channels.
Separation from BD
In May 2021, BD announced its plan to separate its diabetes care business into an independent public company. The separation will occur through a distribution of all of the outstanding shares of common stock of Embecta Corp., which will hold BD’s Diabetes Care Business, to BD shareholders of record as of the close of business on March 22, 2022, the record date for the spin-off
(the
“Spin-Off
Distribution”).
On February 1, 2022, BD’s Board of Directors approved the
Spin-Off
Distribution. On February 10, 2022, the SEC declared effective Embecta’s Registration Statement on Form 10, as amended. The
Spin-Off
Distribution is expected to be completed at 12:01 a.m., Eastern Time, on April 1, 2022. “When-issued” trading of Embecta common stock will begin on or shortly before the record date of March 22, 2022, under the ticker symbol “EMBC WI”, and will continue until April 1, 2022.
“Regular-way”
trading of Embecta common stock is expected to begin on the
spin-off
date of April 1, 2022, under the same ticker symbol of “EMBC.”

Basis of Presentation of Our Financial Information
The accompanying historical unaudited condensed combined financial statements included in this report were derived from the unaudited interim condensed consolidated financial statements and accounting records of BD. These condensed combined financial statements reflect the historical results of operations, financial position and cash flows of BD’s Diabetes Care Business as they were historically managed in conformity with U.S. generally accepted accounting principles (“GAAP”). Therefore, the historical combined financial information may not be indicative of our future performance and does not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had the Diabetes Care Business operated as a separate, publicly traded company during the periods presented, particularly because of changes that we expect to experience in the future as a result of our separation from BD, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
The condensed combined financial statements include certain assets and liabilities that have historically been held at the BD corporate level but are specifically identifiable or otherwise allocable to the Diabetes Care Business. During the first quarter of 2022, in contemplation of the spin-off,
certain assets, liabilities, and operations attributable to the Diabetes Care Business were contributed to Embecta. The remaining assets, liabilities, operations or commitments and contingencies in respect of the Diabetes Care Business will be contributed prior to the spin-off
date, at which such business is fully transferred to Embecta. BD uses a centralized approach to cash management and financing of its operations. The cash and cash equivalents held by BD at the corporate level are not specifically identifiable to the Diabetes Care Business and therefore were not allocated for any of the periods presented. These arrangements are not reflective of the manner in which the Diabetes Care Business would have financed its operations had it been a standalone company separate from BD during the periods presented. Cash pooling, related interest and intercompany arrangements are excluded from the asset and liability balances in the combined balance sheets. These amounts have instead been reported as
Net parent investment
as a component of Parent’s Equity.
Additionally, BD provides certain services, such as legal, accounting, information technology, human resources and other infrastructure support to the Diabetes Care Business. The cost of these services has been allocated to the Diabetes Care Business on the basis of the proportion of net sales, headcount, and other drivers. The Diabetes Care Business and BD consider these allocations to be a reasonable reflection of the benefits received by the Diabetes Care Business. Actual costs that would have been incurred if the Diabetes Care Business had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, such as information technology and infrastructure.
Subsequent to the completion of the separation, we expect to incur expenditures consisting of employee-related costs, costs to start up certain standalone functions and information technology systems and other one-time
transaction related costs. Recurring standalone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company, including listing fees, compensation of non-employee
directors, related board of director fees and other fees and expenses related to insurance, legal and external audit. During the three months ended December 31, 2021 we incurred separation and stand-up
costs of approximately $8.4 million, reflected within
Other operating expenses
within the condensed combined statement of income, and as further discussed below. There were no spin-off
costs incurred during the three months ended December 31, 2020.
Percentages presented are calculated from the underlying amounts.
Relationship with BD
We have or will enter into several agreements with BD to effect the spin-off
and provide a framework for the relationship between BD and Embecta after the spin-off,
including a separation and distribution agreement, a transition services agreement (TSA), manufacturing and supply agreements (MSAs), reverse manufacturing and supply agreements (RMSAs), an employee matters agreement, a tax matters agreement, a lease agreement, and certain other commercial agreements. Certain functions that BD provided to the Diabetes Care Business prior to the distribution will either continue to be provided to Embecta by BD under the TSA or will be performed using Embecta’s own resources or third-party service providers. Additionally, under the MSAs, BD will manufacture certain products for and supply raw materials to Embecta and its subsidiaries and Embecta will manufacture certain products for BD and its subsidiaries. Lastly, BD and Embecta will enter into a Trade Receivables Factoring Agreement, in which Embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the agreement.

Due to these aforementioned contracts, as well as the anticipation of the spin-off,
we expect potential changes in costs and cash flows in the quarters immediately subsequent to the spin-off.
Specifically, we expect the TSA to result in higher expenses to operate as a standalone entity as compared to the costs we currently incur in carrying out these functions as a component of BD. Following the spin-off,
we expect to incur certain
one-time
costs related to becoming a stand-alone entity; however, we also anticipate a decrease in certain separation costs related to the formation of new legal entities as well as expenses to complete the transfer of assets and liabilities from BD to Embecta that we are currently incurring once the spin-off
is complete. Refer to the Other Operating Expenses fluctuation in the “Results of Operations” section for further details on these expenses. Furthermore, we expect the Trade Receivables Factoring Agreement to have an impact on the timing of our cash flows related to our outstanding trade receivables. In addition to the above, we also are planning a build up of inventory in current and future periods in preparation for the anticipated spin-off.
We anticipate this trend to continue as we operate as a stand-alone entity.
COVID-19
Pandemic Impacts and Response
COVID-19
was officially declared a pandemic by the World Health Organization in March 2020 and governments around the world have been implementing various measures to slow and control the spread of
COVID-19.
These government measures have led to a shift in healthcare priorities and disruptions of economic activities worldwide, which unfavorably affected the demand for our products during fiscal year 2020. We have seen substantial recovery in the demand for our products in the three months ended December 31, 2021 and 2020, as further discussed below, however, our future operating performance may be subject to further volatility due to the significant uncertainty with respect to the duration and overall impact of the
COVID-19
pandemic. The impacts of the
COVID-19
pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:

•
the extent to which resurgences in
COVID-19
infections or new strains of the virus, including the Delta and Omicron variants, result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions that may disrupt our operations;

•	the continued momentum of the global economy’s recovery from the pandemic and the degree of pressure that a weakened macroeconomic environment would put on the global demand for our products; and

•	the effectiveness of recently developed vaccines and vaccination efforts.
First Quarter 2022 Summary (on a comparative basis)
Key GAAP financial results for the three months ended December 31, 2021 were as follows:

•	Revenue increased by 1.4% to $289.3 million from $285.3 million;

•	Operating income decreased by 6.0% to $116.6 million from $124.1 million; and

•	Net income decreased by 6.2% to $98.8 million from $105.3 million.
Key
Non-GAAP
financial results for the three months ended December 31, 2021 were as follows:

•	Constant Currency Revenues increased by 1.7%;

•	EBITDA decreased by 7.0% to $125.0 million from $134.4 million; and

•	Adjusted EBITDA decreased by 6.9% to $138.0 million from $148.2 million.

Please see a description of our
Non-GAAP
Financial Measures below.
Results of Operations
Our unaudited condensed combined statement of income is as follows:

	Three months ended January 31
Dollars in millions			Increase/(decrease)

	2021	2020	$	%
Revenues	$289.3	$285.3	$4.0	1.4%
Cost of products sold	85.4	94.0	(8.6)	(9.1)%

Gross Profit	203.9	191.3	12.6	6.6%
Operating expenses:
Selling and administrative expense	62.2	53.2	9.0	16.9%
Research and development expense	16.7	14.0	2.7	19.3%
Other operating expenses	8.4	—	8.4	nm

Total Operating Expenses	87.3	67.2	20.1	29.9%

Operating Income	116.6	124.1	(7.5)	(6.0)%
Other income (expense), net	—	1.0	(1.0)	(100.0)%

Income Before Income Taxes	116.6	125.1	(8.5)	(6.8)%
Income tax provision	17.8	19.8	(2.0)	(10.1)%

Net Income	$98.8	$105.3	$(6.5)	(6.2)%

nm = not meaningful
Revenues
Our revenues increased by $4.0 million, or 1.4%, to $289.3 million in the first quarter of 2022 as compared to revenues of $285.3 million in the first quarter of 2021. Changes in our revenue are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. Volume and price favorably impacted our revenues by approximately $4.0 million and $1.0 million, respectively, for the three months ended December 31, 2021, as compared to the prior period. The increase in volume was primarily driven by new customers in the U.S. and in emerging markets and the increase in price was driven by standard increases in product prices within certain international regions. This increase was partially offset by unfavorable effects from foreign currency translation of $1.0 million.
Revenues by geographic region are as follows:

	Three months ended December 31
Dollars in millions			Increase/(decrease)
	2021	2020	$	%	Constant Currency %
United States	$150.9	$149.5	$1.4	0.9%	0.9%
International	138.4	135.8	2.6	1.9%	2.6%

Total	$289.3	$285.3	$4.0	1.4%	1.7%

Cost of products sold
Cost of products sold decreased by $8.6 million, or 9.1%, to $85.4 million in the first quarter of 2022 as compared to $94.0 million in the first quarter of 2021. The decrease was primarily driven by $10.0 million of impairment charges associated with the write-off
of certain construction in progress assets that were recorded in the first quarter of fiscal year 2021. Additional associated disclosures relating to the impairment charges are provided in Note 10 to our combined financial statements included elsewhere in this report.

Selling and administrative expenses
Selling and administrative expenses increased by $9.0 million, or 16.9%, to $62.2 million in the first quarter of 2022 as compared to $53.2 million in the first quarter of 2021. This increase was primarily driven by an increase in digital media spend and an increase in compensation and benefit costs due to increased headcount in anticipation of the spin-off.
Research and development expenses
Research and development expenses increased by $2.7 million, or 19.3%, to $16.7 million in the first quarter of 2022 as compared to $14.0 million in the first quarter of 2021. The increase was primarily driven by increased investment in the development of new products, specifically our insulin patch pump and redesigned pen needles.
Other operating expenses
We incurred other operating expenses of $8.4 million in the first quarter of 2022, driven by costs related to the anticipated spin-off.
The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other transaction costs as we transition to being a stand-alone publicly traded company. As mentioned within the “Relationship with BD” section, we anticipate certain separation costs to decline following the spin-off.
However, we do anticipate an increase in other costs related to the spin-off,
specifically
one-time
costs related to becoming a stand-alone entity.
Income tax provision
Income tax expense decreased by $2.0 million, or 10.1%, to $17.8 million in the first quarter of 2022 as compared to $19.8 million in the first quarter of 2021. The decrease was primarily driven by the geographical mix of income attributable to foreign countries that have income tax rates that vary from the U.S. tax rate and costs related to the anticipated spin-off
incurred in the first quarter of 2022.
Non-GAAP
financial measures
In evaluating our operating performance, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP
financial measures including (i) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), (ii) adjusted EBITDA, as further defined below, and (iii) Constant Currency revenue growth. These non-GAAP
financial measures are indicators of our performance that are not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP
measures provide meaningful information to assist investors, shareholders and other readers of our consolidated financial statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP
financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.
We believe EBITDA is an important valuation measurement for management and investors given the effect non-cash
charges such as amortization related to acquired intangible assets and depreciation of capital equipment have on net income. Additionally, we regard EBITDA as a useful measure of operating performance and cash flow before the effect of interest, taxes, depreciation and amortization and as a complement to operating income, net income and other GAAP financial performance measures. We define adjusted EBITDA as EBITDA excluding certain items that affect comparability of operating results and the trend of earnings. These adjustments are either non-cash
or irregular in nature, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) share-based compensation, (ii) impairment losses incurred, (iii) separation costs associated with the spin-off,
and (iv) other significant items management deems irregular or non-operating
in nature. We use adjusted EBITDA when evaluating operating performance because we believe the exclusion of such adjustments is necessary to provide the most accurate measure of on-going
core operating results and to evaluate comparative results period over period.

	Three Months Ended December 31,
	2021	2020

	In millions
Net income	$98.8	$105.3
Income taxes	17.8	19.8
Depreciation	8.4	9.3
Amortization of intangible assets	—	—

EBITDA	125.0	134.4

Share-based compensation expense	4.6	3.8
Separation costs (1)	8.4	—
Impairment losses (2)	—	10.0

Adjusted EBITDA	$138.0	$148.2

(1)	Relates to spin-off costs incurred in the first three months of fiscal year 2022. Refer to the Other operating expenses section above.
(2)	Relates to impairment charges incurred in the first three months of fiscal year 2021. Refer to the Cost of products sold section above.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues as compared to the prior-year quarter. We evaluate our results of operations on both a reported and a Constant Currency basis, which excludes the impact of fluctuations in foreign currency exchange rates by comparing results between periods as if exchange rates had remained constant period-over-period. As exchange rates are an important factor in understanding period-to-period
comparisons, we believe the presentation of results on a Constant Currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We calculate Constant Currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a Constant Currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
For the three months ended December 31, 2021, the reconciliation of revenue growth to Constant Currency revenue growth was as follows:

	Three months ended December 31,
Millions of dollars	2021	2020	Total Change	Estimated FX Impact	Constant Currency Change
Total Revenues	$289.3	$285.3	1.4%	(0.3)%	1.7%

LIQUIDITY AND CAPITAL RESOURCES
Historical Liquidity
Historically, we have generated positive cash flows from operations.
As part of BD, the Diabetes Care Business has been dependent upon BD for all of its working capital and financing requirements. BD uses a centralized approach to cash management and financing of its operations. The majority of the cash of the Diabetes Care Business is transferred to BD daily and BD funds the operating and investing activities of such business as needed. This arrangement is not reflective of the manner in which the Diabetes Care Business would have been able to finance its operations had the Diabetes Care Business been a standalone business separate from BD during the periods presented. Cash transfers to and from BD’s cash management accounts are reflected within
Net parent investment
as a component of Parent’s Equity.

The cash and cash equivalents held by BD at the corporate level are not specifically identifiable to the Diabetes Care Business and therefore were not allocated for any of the periods presented. Third-party debt and the related interest expense of BD have not been allocated to the Diabetes Care Business for any of the periods presented because BD’s borrowings were not directly attributable to this business.
Future Liquidity
On a recurring basis, our primary future cash needs will be directed toward operating and investing activities, which include working capital needs, capital expenditures, research and development funding, and mergers and acquisitions. We also intend to allocate cash to the interest payments and repayment of borrowings. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Following the separation, our capital structure and sources of liquidity will change from its historical capital structure because we will no longer participate in BD’s centralized cash management program. Our ability to fund our operating needs will depend on our ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Based upon our history of generating strong cash flows, we believe that we will be able to meet our short-term liquidity needs. We believe that we will meet known and reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through and under our expected financing arrangements, as further discussed below. If these sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities.
Financing Facilities
In February 2022 and in connection with the
spin-off,
we issued $500.0 million of senior secured 5.000% notes due February 15, 2030. Prior to the distribution date of April 1, 2022, we expect to enter into a credit agreement which will provide for a $1,150.0 million senior secured seven-year term loan facility, as well as a $500.0 million senior secured five-year revolving credit facility, which is expected to be undrawn at the spin-off
date. The interest rate on the $1,150.0 million term loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.5% SOFR floor. We expect to use the aggregate proceeds received from the issuance of the senior secured notes and the term loan facility to make a distribution payment of approximately $1,440.0 million to BD in connection with the spin-off
on the effective date of April 1, 2022. We plan to hold approximately $160.0 million in cash upon completion of the spin-off.
In addition, Embecta will enter into a Trade Receivables Factoring Agreement with BD effective at the time of the spin-off.
Embecta will owe BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Trade Receivables Factoring Agreement. This factoring agreement will provide Embecta with an additional source of liquidity.
Access to Capital and Credit Ratings
In January 2022, Standard & Poor’s Ratings Services (“S&P”) assigned Embecta a rating of ‘B+’ as the agency’s first-time outlook for Embecta. In the same month, Moody’s Investor Services (“Moody’s”) also assigned Embecta a rating of Ba3.

The following table summarizes our condensed combined statements of cash flows:

	Three Months Ended December 31,
	2021	2020

	In millions
Net cash provided by (used for)
Operating activities	$138.8	$121.4
Investing activities	$(4.3)	$(11.9)
Financing activities	$(134.5)	$(109.5)
Net Cash Flows from Operating Activities
Net cash provided by operating activities during the first three months of fiscal year 2022 was attributable to net income of $98.8 million and net adjustments of $40.0 million, including $15.2 million of non-cash
adjustments related to depreciation and amortization, share-based compensation, and pension expense, and a $24.8 million net source of cash relating to changes in working capital. The source of cash relating to working capital was mainly driven by decreases in trade receivables of $30.7 million, partially offset by an increase in inventories of $4.3 million and a decrease in accounts payable and accrued expenses of $2.5 million. The decrease in trade receivables can be attributed to the timing of payments made in the normal course of business and a decrease in certain rebate and cash discount reserves. The increase in inventories is primarily driven by a concerted effort in the first three months of fiscal year 2022 to build inventory in preparation for the spin-off.
The decrease in accounts payable and accrued expenses is mainly driven by the timing of payments made in the normal course of business for managed care rebates payments and a decrease in accrued professional services in connection with various market research and consulting projects.
Net cash provided by operating activities during the first three months of fiscal year 2021 was attributable to net income of $105.3 million and net adjustments of $16.1 million, including $25.5 million of non-cash
adjustments related to depreciation and amortization, impairment of property, plant and equipment, share-based compensation, and pension expense, and a $9.4 million net use of cash relating to changes in working capital. The net use of cash relating to working capital was primarily driven by an increase in inventories of $10.4 million and an increase in prepaid expenses of $3.4 million, partially offset by an increase in accounts payable and accrued expenses of $6.3 million. The increase in inventories can primarily be attributed to the timing of capitalized variances as well as higher inventory on hand as of period end compared to prior year. The increase in prepaid expenses is mainly driven by an increase in value-added taxes (“VAT”). The net change in accounts payable and accrued expenses is primarily driven by the timing of payments made in the normal course of business for managed care rebates and other liabilities and a decrease in accrued VAT.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $4.3 million and $11.4 million in the first three months of fiscal year 2022 and 2021, respectively, to support further expansion of our business and operations.
Net Cash Flows from Financing Activities
Net cash used for financing activities, which entirely represented net transfers to BD (see Note 2 to the Condensed Combined Financial Statements included elsewhere in this report), was $134.5 million in the first three months of fiscal year 2022 and $109.5 million in the first three months of fiscal year 2021.
Cautionary Statements Regarding Forward-Looking Statements
All statements and assumptions contained in this Quarterly Report on Form
10-Q
and other materials BD and Embecta have filed or will file with the SEC (and oral communications that BD or Embecta may make) contain or incorporate by reference statements that relate to future events and expectations and, as such, constitute forward-looking statements under the securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect BD’s or Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding BD’s or Embecta’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although each of BD and Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:

•
Competitive factors that could adversely affect Embecta’s operations, including new product introductions by Embecta’s competitors, the development of new technologies, lower cost producers that create pricing pressure and consolidation resulting in companies with greater scale and market presence than Embecta.

•	Any events that adversely affect the sale or profitability of one of Embecta’s key products or the revenue delivered from sales to its key customers.

•	Any failure by BD to perform its obligations under the various separation agreements to be entered into in connection with the separation and distribution, including the cannula supply agreement.

•
Increases in operating costs, including fluctuations in the cost and availability of oil-based
resins and other raw materials, as well as certain components, used in its products, the ability to maintain favorable supplier arrangements and relationships, and the potential adverse effects of any disruption in the availability of such items.

•	Changes in reimbursement practices of governments or private payers or other cost containment measures.

•
The adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates, as well as wars and conflicts, including economic policies in response thereto, and their potential effect on its operating performance.

•
The impact of changes in U.S., federal laws and policy that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation international trade agreements and sanctions. In particular, tariffs or other trade barriers imposed by the United States or other countries could adversely impact its supply chain costs or otherwise adversely impact its results of operations.

•	Any impact of the COVID-19 pandemic on Embecta’s business, including disruptions in its operations and supply chains.

•
New or changing laws and regulations affecting Embecta’s domestic and foreign operations, or changes in enforcement practices, including laws relating to healthcare, environmental protection, trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations) and licensing and regulatory requirements for products.

•
The expected benefits and timing of the separation, and the risk that conditions to the separation will not be satisfied and/or that the separation will not be completed within the expected time frame, on the expected terms or at all.

•	A determination by the IRS that the distribution or certain related transactions are taxable.

•	The possibility that any consents or approvals required in connection with the separation will not be received or obtained within the expected time frame, on the expected terms or at all.

•	Expected financing transactions undertaken in connection with the separation and risks associated with additional indebtedness.

•	The risk that dissynergy costs, costs of restructuring transactions and other costs incurred in connection with the separation will exceed its estimates.

•
The impact of the separation on its businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

There can be no assurance that the separation, distribution or any other transaction described above will in fact be consummated in the manner described or at all. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” included within Amendment No. 1 to Embecta’s Registration Statement on Form 10 filed with the SEC on February 2, 2022 (the “Form 10”). Any forward-looking statement speaks only as of the date on which it is made, and each of BD and Embecta assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form
10-Q,
except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing the Form 10.

Item 4.	Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 identified in connection with the above-referenced evaluation that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 5, “Commitments and Contingencies” to the Condensed Combined Financial Statements in Item 1 of Part I.
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” in the Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1*	Restated Certificate of Incorporation of Embecta Corp, effective December 15, 2021.

3.2*	Amended and Restated Bylaws of Embecta Corp., effective December 15, 2021.

4.1	Indenture, dated February 10, 2022, by and between Embecta Corp. and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to Embecta’s Current Report on Form 8-K filed with the SEC on February 11, 2022).

4.2	Form of 5.000% Senior Secured Note due February 15, 2030 (incorporated by reference to Exhibit 4.2 to Embecta’s Current Report on Form 8-K filed with the SEC on February 11, 2022).

31*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to SEC Rule 13a–14(a).

32**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

Exhibit Number	Exhibit Description

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Combined Statements of Income, (ii) the Condensed Combined Statements of Comprehensive Income, (iii) the Condensed Combined Balance Sheets, (iv) the Condensed Combined Statements of Cash Flows, and (v) Notes to Condensed Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

By:	/s/ Devdatt Kurdikar
Name:	Devdatt Kurdikar
Title:	President and Chief Executive Officer
Date: March 16, 2022