Form 10-Q
period 2022-03-31
Embecta Corp.
filed 2022-05-13
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41186

EMBECTA CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-1583942
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

300 Kimball Drive, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip code)
(201) 847-6880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EMBC	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of May 5, 2022 was 57,798,098 shares, par value $0.01 per share.

EMBECTA CORP.
Form 10-Q
For the Quarterly Period ended March 31, 2022

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Condensed Combined Statements of Income
Diabetes Care Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Revenues	$274.5	$284.2	$563.8	$569.5
Cost of products sold(1)	83.3	87.9	168.7	181.9
Gross Profit	$191.2	$196.3	$395.1	$387.6
Operating expenses:
Selling and administrative expense	66.9	55.8	129.1	109.0
Research and development expense	18.0	14.1	34.7	28.1
Other operating expenses	7.4	—	15.8	—
Total Operating Expenses	$92.3	$69.9	$179.6	$137.1
Operating Income	$98.9	$126.4	$215.5	$250.5
Interest expense	(4.9)	—	(4.9)	—
Other income (expense), net	(0.1)	2.1	(0.1)	3.1
Income Before Income Taxes	$93.9	$128.5	$210.5	$253.6
Income tax provision	14.3	20.6	32.1	40.4
Net Income	$79.6	$107.9	$178.4	$213.2

Earnings per Share - Basic and Diluted:	$1.38	$1.87	$3.09	$3.69

Number of Basic and Diluted Shares Outstanding	57,797,841	57,797,841	57,797,841	57,797,841

(1)Includes costs of products sold from related party inventory purchases of $10.6 million and $10.0 million during the three month periods ended March 31, 2022 and 2021, respectively. Costs of products sold from related party inventory purchases were $22.1 million and $19.0 million during the six month periods ended March 31, 2022 and 2021, respectively.
See notes to the condensed combined financial statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Combined Statements of Comprehensive Income
Diabetes Care Business
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Net Income	$79.6	$107.9	$178.4	$213.2
Other Comprehensive Loss
Foreign currency translation adjustments	(7.1)	(3.8)	(15.9)	(3.7)
Other Comprehensive Loss	$(7.1)	$(3.8)	$(15.9)	$(3.7)
Comprehensive Income	$72.5	$104.1	$162.5	$209.5
See notes to the condensed combined financial statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Combined Balance Sheets
Diabetes Care Business

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$264.3	$—
Trade receivables, net	15.2	150.6
Inventories:
Materials	12.3	13.1
Work in process	17.5	21.0
Finished products	92.6	83.9
	$122.4	$118.0
Prepaid expenses and other	24.6	23.2
Total Current Assets	$426.5	$291.8
Property, Plant and Equipment, Net	355.7	451.0
Goodwill and Other Intangible Assets	34.7	33.9
Other Assets	16.6	11.3
Total Assets	$833.5	$788.0
LIABILITIES AND PARENT’S EQUITY
Current Liabilities
Accounts payable	$50.8	$54.2
Accrued expenses	76.6	81.6
Salaries, wages and related items	23.5	28.2
Current debt obligations	9.5	—
Income taxes	8.5	—
Total Current Liabilities	$168.9	$164.0
Deferred Income Taxes and Other Liabilities	31.4	29.7
Long-Term Debt	1,403.7	—
Related Party Note Payable	197.0	—
Commitments and Contingencies (Note 5)	—	—
Parent’s Equity
Net parent investment	(681.1)	864.8
Accumulated other comprehensive loss	(286.4)	(270.5)
Total Parent’s Equity	$(967.5)	$594.3
Total Liabilities and Parent’s Equity	$833.5	$788.0
See notes to the condensed combined financial statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Combined Statements of Cash Flows
Diabetes Care Business
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Operating Activities
Net income	$178.4	$213.2
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	15.1	19.5
Amortization of debt issuance costs	0.1	—
Impairment of property, plant and equipment	—	10.0
Share-based compensation	8.5	6.7
Pension expense	3.6	4.9
Change in operating assets and liabilities:
Trade receivables, net	133.3	0.6
Inventories	(10.0)	(9.1)
Prepaid expenses and other	(2.4)	(5.8)
Accounts payable	(2.9)	(13.8)
Accrued expenses	(8.5)	13.6
Other current liabilities	5.8	1.1
Other, net	0.4	0.2
Net Cash Provided by Operating Activities	$321.4	$241.1
Investing Activities
Capital expenditures	(9.7)	(16.6)
Acquisition of intangible assets	(0.4)	(1.6)
Net Cash Used for Investing Activities	$(10.1)	$(18.2)
Financing Activities
Proceeds from the issuance of long-term debt	1,450.0	—
Payment of long-term debt issuance costs	(33.3)	—
Net consideration paid to Parent in connection with the spin off	(1,266.0)	—
Payment of revolving credit facility fees	(5.6)	—
Net transfers to Parent	(189.3)	(222.9)
Net Cash Used for Financing Activities	$(44.2)	$(222.9)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	—
Net Change in Cash and cash equivalents	$264.3	$—
Opening Cash and cash equivalents	—	—
Closing Cash and cash equivalents	$264.3	$—
See notes to the condensed combined financial statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Notes to Condensed Combined Financial Statements
Diabetes Care Business
Note 1—Background and Basis of Presentation
Background
On May 6, 2021, Becton, Dickinson and Company (“BD” or “Parent”) announced that its Board of Directors approved a plan to spin off its diabetes care business, comprising pen needles, syringes, and other products related to the injection or infusion of insulin and other drugs used in the treatment of diabetes (collectively, the “Company” or “Diabetes Care Business”). Under the plan, BD would transfer certain assets and liabilities associated with the Diabetes Care Business to Embecta Corp. (“embecta”), a newly formed wholly owned subsidiary of BD incorporated on July 8, 2021, and execute a spin off of embecta by way of a pro-rata distribution of common stock of embecta to BD’s shareholders at the close of business on the record date of the spin off. During the first half of 2022, in contemplation of the spin off, certain assets, liabilities, and operations attributable to the Diabetes Care Business were contributed to embecta, which has been reflected in these unaudited condensed combined financial statements. These condensed combined financial statements reflect the historical results of operations, financial position and cash flows of the Company.
In February 2022 and in connection with separation and distribution, embecta issued $500.0 million of senior secured 5.00% notes due February 15, 2030. Furthermore, on March 31, 2022 and also in connection with the spin off, embecta issued to BD $200.0 million of senior secured 6.75% notes due February 2030, entered into a $950.0 million senior secured seven-year term loan B facility, and entered into a $500.0 million senior secured five-year credit facility.
Refer to Note 3 and Note 10 for further details regarding the related party notes and long-term debt.
On February 1, 2022, BD’s Board of Directors approved the spin off of the Diabetes Care Business. On February 10, 2022, the Securities and Exchange Commission ("SEC") declared effective embecta’s Registration Statement on Form 10, as amended. The spin off occurred by means of a pro-rata distribution of all of embecta’s issued and outstanding shares of common stock on the basis of one share of embecta common stock for every five shares of BD common stock held as of the close of business on March 22, 2022, the record date for the distribution. The distribution, which qualified as tax-free to BD and its shareholders for U.S. federal income tax purposes, was completed on April 1, 2022.
Upon completion of the distribution, embecta became an independent, publicly traded company and BD retained no ownership interest. “When-issued” trading of embecta common stock began on the record date of March 22, 2022, under the ticker symbol “EMBCV”, and continued until the distribution date. “Regular-way” trading of embecta common stock began on the spin off date of April 1, 2022, under the ticker symbol of “EMBC”.
In connection with the spin off, BD and embecta entered into various agreements to effect the spin off and provide a framework for the relationship between BD and embecta after the spin off, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, a logistics services agreement, distribution agreements and other transaction agreements.
Refer to Note 14 for further details regarding the spin off.
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
The condensed combined financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The accounting policies and basis of preparation adopted in the preparation of these condensed combined financial statements are consistent with those followed in the preparation of the Company’s combined financial statements issued for the year ended September 30, 2021. However, the financial statements do not include all information and accompanying notes required for a presentation in accordance with GAAP. These condensed combined financial statements should be read in

Dollar amounts are in millions except per share amounts or as otherwise specified.

conjunction with the audited combined financial statements and the notes thereto included in the Company’s Registration Statement on Form 10. All intercompany transactions and accounts within the Diabetes Care Business have been eliminated.
The provision for income taxes for the three and six months ended March 31, 2022 and 2021 was calculated by applying an estimated annual effective income tax rate for the full year to ordinary income adjusted by the tax impact of discrete items.
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
Note 2 — Parent’s Equity
Changes in certain components of Parent’s Equity were as follows:

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, October 1, 2021	$864.8	$(270.5)	$594.3
Net income	98.8	—	98.8
Foreign currency translation	—	(8.8)	(8.8)
Net transfers to Parent	(133.8)	—	(133.8)
Balance, December 31, 2021	$829.8	$(279.3)	$550.5
Net income	79.6	—	79.6
Foreign currency translation	—	(7.1)	(7.1)
Net transfers to Parent	(1,590.5)	—	(1,590.5)
Balance, March 31, 2022	$(681.1)	$(286.4)	$(967.5)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent’s Equity
Balance, October 1, 2020	$833.8	$(261.6)	$572.2
Net income	105.3	—	105.3
Foreign currency translation	—	0.1	0.1
Net transfers to Parent	(91.8)	—	(91.8)
Balance, December 31, 2020	$847.3	$(261.5)	$585.8
Net income	107.9	—	107.9
Foreign currency translation	—	(3.8)	(3.8)
Net transfers to Parent	(109.2)	—	(109.2)
Balance, March 31, 2021	$846.0	$(265.3)	$580.7
Note 3 — Related Party Transactions and Parent Company Investment
Corporate and Medical Segment Allocations
The Company’s condensed combined financial statements include general corporate expenses of BD and shared segment expenses which were not historically allocated to the Company for certain support functions that are provided on a centralized basis by Parent and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (collectively, “General Corporate Expenses”). For purposes of these condensed combined financial statements, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the condensed combined statements of income in Cost of products sold, Selling and administrative expense, Research and development expense, and Other income (expense), net and, accordingly, as a component of Net parent investment on the condensed combined balance sheets. These expenses

Dollar amounts are in millions except per share amounts or as otherwise specified.

have been allocated to the Company on a pro rata basis of global and regional revenues, headcount, research and development spend and other drivers. Management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocating General Corporate Expenses from BD, are reasonable. Nevertheless, the condensed combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s condensed combined results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The allocations of General Corporate Expenses are reflected in the condensed combined statements of income as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Cost of products sold	$0.7	$3.2	$2.3	$7.9
Selling and administrative expense	23.5	23.7	47.9	48.1
Research and development expense	1.8	1.3	3.5	2.5
Other (income) expense, net	0.4	(0.5)	(0.6)	(2.1)
Total General Corporate Expenses	$26.4	$27.7	$53.1	$56.4
Purchases from Parent
In the ordinary course of business, the Company purchases from BD certain materials for use in production of certain medical products, the terms of which prior to separation from BD were not at arm’s length. The following table summarizes related party purchases for the three and six month periods ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Purchases from Parent	$13.6	$10.6	$28.0	$20.3
Amounts payable to BD for such purchases as of March 31, 2022 and September 30, 2021 were immaterial.
Parent Company Investment
All significant intercompany transactions between the Company and BD have been included in the condensed combined financial statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the condensed combined statements of cash flows as a financing activity and in the condensed combined balance sheets as Net parent investment.
The following table summarizes the components of net transfers to Parent for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Cash pooling and general financing activities(1)	$78.5	$146.7
Corporate and segment allocations	(30.6)	(32.0)
Taxes deemed settled with Parent	1.6	(6.7)
Net Consideration paid to Parent in connection with the spin off	1,266.0	—
Related party senior secured notes	197.0	—
Other transfers to Parent, net	78.0	1.2
Net transfers to Parent (Note 2)	$1,590.5	$109.2

Dollar amounts are in millions except per share amounts or as otherwise specified.

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances are swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
The following table summarizes the components of the net transfers to Parent for the six months ended March 31, 2022 and 2021:

	Six months ended March 31,
	2022	2021
Cash pooling and general financing activities(1)	$255.9	$303.1
Corporate and segment allocations, excluding non-cash share-based compensation	(50.4)	(53.7)
Taxes deemed settled with Parent	(16.2)	(26.5)
Net transfers to Parent as reflected in the condensed combined statements of cash flows	189.3	222.9
Share-based compensation expense	(8.5)	(6.7)
Pension expense	(3.6)	(4.9)
Net Consideration paid to Parent in connection with the spin off	1,266.0	—
Related party senior secured notes	197.0	—
Other transfers to (from) Parent, net	84.1	(10.3)
Net transfers to Parent (Note 2)	$1,724.3	$201.0

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances are swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.

Related Party Senior Secured Notes
On March 31, 2022, embecta issued $200.0 million of senior secured notes to BD (the "Related Party Notes") at a discount of $3.0 million. The Related Party Notes carry an interest rate of 6.75% and are due February 2030. Interest payments on the Related Party Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022. The discount on the Related Party Notes is reported in the condensed combined balance sheet as a reduction of debt that is amortized as a component of interest expense over the term of the debt using the effective interest method.
The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As such, the issuance of the Related Party Notes is a non-cash financing activity and is not presented on the condensed combined statements of cash flows for the six months ended March 31, 2022. Refer to Note 14 for further information.
The estimated fair value of the Related Party Notes at March 31, 2022 was $200.0 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Related Party Trade Receivables Factoring
As part of the spin off, embecta entered into a trade receivables factoring agreement with BD (the "Factoring Agreement"), under which embecta transfers certain trade receivable assets to BD, and pays a service fee calculated as 0.1% of annual revenues related to countries subject to the Factoring Agreement in exchange for the services provided by BD. Per the terms of the Factoring Agreement, the Company surrenders control of such trade receivables upon transfer. Accordingly, embecta accounts for the transfer as sales of trade receivables by recognizing an increase to Cash and cash equivalents and a decrease to Trade Receivables, net on the condensed combined balance sheets when proceeds from the transactions are received. The transfers are presented on the condensed combined statements of cash flows as operating activities and the related service fee is presented as a component of Other income (expense), net in the condensed combined statements of income.
As of March 31, 2022, the Company transferred $105.2 million of trade receivables to BD pursuant to the Factoring Agreement. The service fee incurred by the Company during the three and six months ended March 31, 2022 was immaterial to the Company's condensed combined financial results.
Note 4 — Spin-off Costs
In connection with the spin off further described in Note 1, the Company incurred separation and stand-up costs of approximately $7.4 million and $15.8 million during the three and six months ended March 31, 2022, respectively,

Dollar amounts are in millions except per share amounts or as otherwise specified.

reflected within Other operating expenses in the condensed combined statements of income. The costs incurred primarily consist of costs associated with legal, supply chain, employee retention and certain other costs to establish certain stand-alone functions to transition to being a stand-alone entity. There were no spin off costs incurred during the three and six months ended March 31, 2021.
The total amount of spin off costs accrued as of March 31, 2022 and September 30, 2021 was approximately $1.0 million and $1.6 million, respectively.
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
Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment, due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. The Company was not a party to any material legal proceedings at March 31, 2022 or September 30, 2021, nor is it a party to any material legal proceedings as of the date of issuance of these condensed combined financial statements.
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
The Company’s gross revenues are subject to a variety of deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts, and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company’s agreements primarily with its end-user customers. Additional factors considered in the estimate of the Company’s rebate liability include the quantification of inventory that is either in stock at or in transit to the Company’s distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates. The Company’s rebate liability at March 31, 2022 and September 30, 2021 was $43.1 million and $71.7 million, respectively. Rebates recorded as a reduction of gross revenues during the three months ended March 31, 2022 and 2021 were $69.1 million and $71.0 million, respectively. Rebates recorded as a reduction of gross revenues during the six months ended March 31, 2022 and 2021 were $145.5 million and $143.1 million, respectively. Sales discounts and sales returns were not material.

Dollar amounts are in millions except per share amounts or as otherwise specified.

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
The Company’s contract asset balance was $1.5 million as of March 31, 2022 and $1.4 million as of September 30, 2021.
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
Revenues by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
United States	$139.8	$148.4	$290.7	$297.9
International(1)	134.7	135.8	273.1	271.6
Total	$274.5	$284.2	$563.8	$569.5

(1)During the three and six months ended March 31, 2022 and 2021, no individual country outside of the United States generated revenue that represented more than 10.0% of total revenues.
Note 8 — Share-Based Compensation
The following disclosure represents share-based compensation attributable to the Company based on the awards and terms previously granted to Company employees under BD share-based payment plans, and is representative of only those employees who are dedicated to the Company unless otherwise noted. Share-based compensation allocated to the Company for BD Corporate and Medical Segment employees who are not dedicated to the Company are included as a component of corporate allocations. The allocation of share-based compensation for BD Corporate and Medical Segment employees was $1.1 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, and $2.7 million and $2.7 million for the six months ended March 31, 2022 and 2021, respectively.
Share-Based Compensation Expense
The fair value of share-based payments is recognized as compensation expense. BD estimates forfeitures based on experience at the time of grant and adjusts expense to reflect actual forfeitures.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The amounts and location of compensation cost relating to both the Company’s employees and an allocation for BD Corporate and Medical Segment employees included in the condensed combined statements of income is as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Cost of products sold	$0.7	$0.6	$1.7	$1.5
Selling and administrative expense	2.8	1.7	5.7	3.9
Research and development expense	0.4	0.6	1.1	1.3
Total Share-Based Compensation Expense	$3.9	$2.9	$8.5	$6.7
Tax benefit associated with share-based compensation costs recognized	$1.0	$0.7	$2.0	$1.6
Note 9 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	March 31, 2022	September 30, 2021
Amortized intangible assets
Patents – gross	$22.6	$21.2
Less: accumulated amortization	(7.3)	(6.9)
Patents – net	$15.3	$14.3
Customer Relationships and Other – gross	$5.3	$5.4
Less: accumulated amortization	(1.6)	(1.4)
Customer Relationships and Other – net	$3.7	$4.0
Total amortized intangible assets	$19.0	$18.3
Goodwill	15.7	15.6
Total Goodwill and Other Intangible Assets	$34.7	$33.9
Intangible asset amortization expense was $0.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and $0.3 million and $0.5 million for the six months ended March 31, 2022 and 2021, respectively.
Note 10 — Long-Term Debt
Senior Secured Notes
On February 10, 2022, and in connection with the spin off, embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030 (the “Notes”). Interest payments on the Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
Credit Agreement
On March 31, 2022, embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. As of March 31, 2022, the initial draw of the Term Loan was for a 3-month period at an interest rate of 3.65%. Principal and interest payments on the Term Loan will begin on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at embecta’s option, at an annual rate equal to (a) in the case of loans denominated in U.S. dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of March 31, 2022, no amount has been drawn on the Revolving Credit Facility.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The Credit Agreement and the indenture for the Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens.
The following is a summary of embecta's total debt outstanding as of March 31, 2022:

Term Loan due 2029	$950.0
5.00% senior secured notes due 2030	500.0
Total principal debt issued	$1,450.0
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(36.8)
Long-term debt(1)	$1,403.7
(1) Excludes Related Party Notes (See Note 3).
Long-term debt is recorded at amortized cost. During the three months ended March 31, 2022, embecta incurred approximately $36.7 million of debt issuance costs associated with the Credit Agreement and Note issuances. The Term Loan was issued at a discount of $5.8 million.
The debt issuance costs on the Term Loan and the Notes and the discount on the Term Loan are reported in the condensed combined balance sheet as a reduction of debt that are amortized as a component of interest expense over the term of the related debt using the effective interest method. The unamortized debt issuance costs related to the Term Loan and the Notes and the discount on the Term Loan approximate $36.8 million as of March 31, 2022.
The debt issuance costs on the Revolving Credit Facility are reported in the condensed combined balance sheet as a component of Other assets and are amortized over the term of the Revolving Credit Facility as a component of interest expense using the effective interest method. The unamortized debt issuance costs related to Revolving Credit Facility approximate $5.6 million as of March 31, 2022.
During the three and six months ended March 31, 2022, embecta incurred approximately $3.4 million of interest expense related to the $500.0 million of senior secured 5.00% notes and approximately $1.0 million of interest expense related to the Term Loan. These amounts are included within Interest expense in the condensed combined statements of income.
embecta utilized the aggregate proceeds received from the issuance of the Notes and the Term Loan to make a distribution payment of approximately $1,466.0 million to BD in connection with the spin off. The $1,466.0 million payment to BD for the consideration for assets transferred consisted of $1,266.0 million of cash and $200.0 million of Related Party Notes (see Note 3).
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2022	$4.8
2023	$9.5
2024	$9.5
2025	$9.5
2026	$9.5
Thereafter	$1,407.3
The estimated fair value of long-term debt (including current portion) at March 31, 2022 was $1,409.5 million compared with a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $1,413.2 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 11 — Earnings per Share
On April 1, 2022, the effective date of the spin off, 57,797,841 shares of embecta's common stock, par value $0.01 per share, were distributed to BD shareholders of record as of March 22, 2022, the record date of the transaction. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the spin off. For the three and six months ended March 31, 2022 and 2021, these shares are treated as issued and outstanding for

Dollar amounts are in millions except per share amounts or as otherwise specified.

purposes of calculating historical earnings per share. For periods prior to the spin off, it is assumed that there are no dilutive equity instruments as there were no equity awards of embecta outstanding prior to the spin off.
On April 1, 2022, embecta also granted 48,192 of potential shares to non-employee directors in the form of restricted stock units ("RSUs"), which vest at the earlier of (i) the first anniversary of the grant date or (ii) the date of the first annual meeting of shareholders, subject to continued employment of the recipients.
On April 4, 2022 and in connection with the spin off, embecta granted 860,611 of potential shares to members of the embecta leadership team as a one-time sign-on equity grant, subject to continued employment, comprised of the following:
•172,787 grants of time-vested restricted stock units (“TVUs”) which cliff vest on the third anniversary after grant date;
•528,167 grants of stock appreciation rights (“SARs”) which cliff vest on the third anniversary after grant date and;
•27,653 of TVUs and 132,004 of SARs granted to the CEO which vest evenly over three and four years, respectively.
The awards granted to members of embecta's leadership team and non-employee directors were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2022 and 2021.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net Income	$79.6	$107.9	$178.4	$213.2
Number of Basic and Diluted Shares Outstanding	57,797,841	57,797,841	57,797,841	57,797,841
Earnings per share - basic and diluted	$1.38	$1.87	$3.09	$3.69
Note 12 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the condensed combined balance sheets as of March 31, 2022 and September 30, 2021, to the total amounts shown on the condensed combined statements of cash flows:

	March 31, 2022	September 30, 2021
Cash and cash equivalents	$264.3	$—
Cash and cash equivalents as of March 31, 2022 includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy.
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
During the six months ended March 31, 2021, the Company recorded impairment charges related to certain construction in progress assets related to discontinued projects totaling $10.0 million. The impairment charges were recorded to adjust the carrying amount of the assets to the assets’ fair values, which were estimated through a discounted cash flow model that utilized Level 3 inputs. The impairment charges are recognized within Cost of products sold in the condensed combined statement of income. There were no impairment charges during the three and six months ended March 31, 2022.
Concentration of Credit Risk
As of March 31, 2022, the Company’s operations form part of BD’s monitoring of concentrations of credit risk associated with financial institutions with which BD conducts business. Therefore, the Company is exposed to credit loss in the event of nonperformance by such financial institutions. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed the obligations of BD. BD also minimizes exposure to credit risk by dealing with a diversified group of major financial institutions.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers. As of March 31, 2022, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreement (see Note 3). As a result, the Company is no longer exposed to credit risk associated with those transferred receivables and does not have material credit risk exposure associated with the remaining $15.2 million of trade receivables. Three of the Company’s customers represent at least 10.0% of total revenues individually and, in the aggregate, represent approximately 43.6% for the three

Dollar amounts are in millions except per share amounts or as otherwise specified.

months ended March 31, 2022, and two customers represent at least 10.0% of total revenues individually and, in the aggregate, represent 31.2% of total revenues for the six months ended March 31, 2022.
Note 13 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of March 31, 2022	As of September 30, 2021
Land	$1.6	$3.6
Buildings	98.2	120.4
Machinery, equipment and fixtures	522.7	570.8
Leasehold improvements	6.5	6.1
Construction in progress	145.7	190.8
	$774.7	$891.7
Less: accumulated depreciation	(419.0)	(440.7)
Total Property, Plant and Equipment, Net	$355.7	$451.0
The Company's property, plant and equipment assets as of March 31, 2022 decreased by $95.3 million, primarily due to various transfer of assets from Embecta to BD. Approximately $67.5 million of these transferred assets relate to construction-in-progress machinery and equipment, primarily driven by the transfer of a production line in Ireland. Additionally, there was $4.8 million and $3.7 million of machinery and equipment transferred to BD from China and the United States, respectively. These assets will be retained by BD subsequent to the spin off. The remaining difference is due to a stronger U.S. dollar as compared to the prior-year period, which resulted in a decrease in Euro denominated property, plant and equipment.
Note 14 — Subsequent Events
Management has evaluated subsequent events through May 13, 2022, the date the condensed combined financial statements were available to be issued and determined that no subsequent events have occurred that would require recognition in the condensed combined financial statements or disclosure in the notes to the condensed combined financial statements, except as described below:
Spin off Update
On April 1, 2022, the spin off was completed and became effective at 12:01 a.m. Eastern Daylight time. In connection with the spin off, 57,797,841 of embecta's outstanding shares of common stock, par value $0.01 per share, were distributed to BD stockholders of record as of the close of business on March 22, 2022.
6.75% Senior Secured Notes due 2030
On April 1, 2022, BD transferred the related party senior secured notes with a notional of $200.0 million issued by embecta to Morgan Stanley in exchange for certain notes of BD that were purchased by Morgan Stanley pursuant to a tender offer. Morgan Stanley then sold the 6.75% senior secured notes to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended. As of April 1, 2022, the senior secured notes became third party debt of embecta.
embecta and BD Agreements
In connection with the spin off, BD and embecta have entered into various agreements to affect the spin off and provide a framework for the relationship between BD and embecta after the spin off, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, a logistics services agreement, distribution agreements and other transaction agreements.
As of April 1, 2022, the Factoring Agreement is no longer an arrangement with a related party. embecta will continue to account for the transfer as sales of trade receivables and maintain the same presentation of amounts arising from the Factoring Agreement on the condensed combined balance sheets and condensed combined statements of income and cash flows.

Dollar amounts are in millions except per share amounts or as otherwise specified.

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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. Over the close to 100 year history of our business, we believe that our products have become one of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when Becton, Dickinson and Company (“BD” or “Parent”) developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing supply chain and commercial footprint, delivering over 7.6 billion units of diabetes injection devices globally in 2021. We generated revenues of $274.5 million and $284.2 million during the three months ended March 31, 2022 and 2021, respectively, and $563.8 million and $569.5 million during the six months ended March 31, 2022 and 2021, respectively.
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
Separation from BD
In May 2021, BD announced its plan to separate its diabetes care business into an independent public company through a distribution of all of the outstanding shares of common stock of embecta Corp. to BD shareholders as of the close of business on March 22, 2022, the record date for the distribution (the "Spin Off Distribution").
On February 1, 2022, BD’s Board of Directors approved the Spin Off Distribution. On February 10, 2022, the SEC declared effective embecta’s Registration Statement on Form 10, as amended (the "Form 10"). "When-issued" trading of embecta common stock began on the record date of March 22, 2022, under the ticker symbol "EMBCV." The Spin Off Distribution was completed at 12:01 a.m., Eastern Time, on April 1, 2022.
In connection with the spin off, 57,797,841 shares of embecta common stock were distributed to BD stockholders, determined by applying a ratio of one share of embecta common stock for every five shares of BD common stock. "Regular-way" trading of embecta common stock began on April 1, 2022, the distribution date, under the ticker symbol "EMBC."
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

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
The condensed combined financial statements include certain assets and liabilities that have historically been held at the BD corporate level but are specifically identifiable or otherwise allocable to the Diabetes Care Business. During the first half of 2022, in contemplation of the spin off, certain assets, liabilities, and operations attributable to the Diabetes Care Business were contributed to embecta.
BD uses a centralized approach to cash management and financing of its operations. While certain cash and cash equivalents relate to and are specifically identifiable to embecta, the cash and cash equivalents held by BD at the corporate level are not specifically identifiable to the Diabetes Care Business and therefore were not allocated for any of the periods presented. These arrangements are not reflective of the manner in which the Diabetes Care Business would have financed its operations had it been a standalone company separate from BD during the periods presented. Cash pooling, related interest and intercompany arrangements are excluded from the asset and liability balances in the combined balance sheets. These amounts have instead been reported as Net parent investment as a component of Parent’s Equity.
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
Subsequent to the completion of the separation and distribution, we expect to incur expenditures consisting of employee-related costs, costs to start up certain standalone functions and information technology systems and other one-time transaction related costs. Recurring standalone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company, including listing fees, compensation of non-employee directors, related board of director fees and other fees and expenses related to insurance, legal and external audit. During the three and six months ended March 31, 2022, we incurred separation and stand-up costs of approximately $7.4 million and $15.8 million, respectively, reflected within Other operating expenses within the condensed combined statement of income, and as further discussed below. There were no spin off costs incurred during the three and six months ended March 31, 2021.
Percentages presented are calculated from the underlying amounts.
Relationship with BD
We have entered into several agreements with BD to effect the spin off and provide a framework for the relationship between BD and embecta after the spin off, including the following:
•Separation and Distribution Agreement;
•Transition Services Agreement ("TSA");
•Tax Matters Agreement;
•Employee Matters Agreement;
•Intellectual Property Matters Agreement;
•Contract Manufacturing Agreements;
•Cannula Supply Agreement;
•Lease Agreement for Holdrege, Nebraska;
•Logistics Services Agreement; and
•Distribution Agreements.
Certain functions that BD provided to the Diabetes Care Business prior to the distribution will either continue to be provided to embecta by BD under the TSA or will be performed using embecta’s own resources or third-party service providers. Additionally, under the under the cannula supply agreement and certain contract manufacturing agreements, BD will supply certain raw materials and components to, and manufacture certain products for, embecta and its subsidiaries

Dollar amounts are in millions except per share amounts or as otherwise specified.

and embecta will manufacture certain products for BD and its subsidiaries. BD and embecta also entered into a Trade Receivables Factoring Agreement, in which embecta remits BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the agreement.
Due to these aforementioned contracts, we expect potential changes in costs and cash flows in the quarters immediately subsequent to the spin off. Specifically, we expect the TSA to result in higher expenses to operate as a standalone entity as compared to the costs we previously incurred in carrying out these functions as a component of BD. Following the spin off, we expect to incur certain one-time costs related to becoming a stand-alone entity; however, we also anticipate a decrease in certain separation costs related to the formation of new legal entities as well as expenses to complete the transfer of assets and liabilities from BD to embecta that we are currently incurring once the spin off is complete. Refer to the Other Operating Expenses fluctuation in the “Results of Operations” section for further details on these expenses. Furthermore, we expect the Trade Receivables Factoring Agreement to have an impact on the timing of our cash flows related to our outstanding trade receivables. In addition to the above, we also planned and executed a build up of inventory in the current period in preparation for the spin off. We anticipate this trend to continue as we operate as a stand-alone entity.
COVID-19 Pandemic Impacts and Response
Various governmental measures to slow and control the spread of COVID-19 have led to a shift in healthcare priorities, supply chain constraints and the disruption of economic activities worldwide. As further discussed below, our future operating performance may be subject to further volatility due to the significant uncertainty with respect to the duration and overall impact of the COVID-19 pandemic. The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:
•the extent to which resurgences in COVID-19 infections or new strains of the virus, including the Delta and Omicron variants, result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions that may disrupt our operations;
•the continued momentum of the global economy’s recovery from the pandemic and the degree of pressure that a weakened macroeconomic environment would put on the global demand for our products; and
•the effectiveness of vaccines and vaccination efforts.
Russia and Ukraine Conflict
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. During both the three and six months ended March 31, 2022 net sales in Russia and Ukraine were not material to our consolidated net revenues in both periods. Although operations in both Russia and Ukraine do not constitute a material portion of our business, there is uncertainty around the military conflict and the impact it will have on the global economy, supply chains and fuel prices generally, and therefore our business. Refer to Part II, Item 1A. "Risk Factors" for further details.

Three Months Ended March 31, 2022 Summary (on a comparative basis)
Key GAAP financial results for the three months ended March 31, 2022 were as follows:
•Revenue decreased by $9.7 million to $274.5 million from $284.2 million;
•Gross profit decreased by $5.1 million to $191.2 million from $196.3 million. Gross profit as a percent of revenue was 69.7%, as compared to 69.1% in the prior year comparative period;
•Operating income decreased by $27.5 million to $98.9 million from $126.4 million; and
•Net income decreased by $28.3 million to $79.6 million from $107.9 million.
Key Non-GAAP financial results for the three months ended March 31, 2022 were as follows:
•Constant Currency Revenues decreased by 1.3%;
•EBITDA decreased by $33.2 million to $105.5 million from $138.7 million; and
•Adjusted EBITDA decreased by $24.8 million to $116.8 million from $141.6 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Six Months Ended March 31, 2022 Summary (on a comparative basis)
Key GAAP financial results for the six months ended March 31, 2022 were as follows:
•Revenue decreased by $5.7 million to $563.8 million from $569.5 million;
•Gross profit increased $7.5 million to $395.1 million, compared to $387.6 million. Gross profit as a percent of revenue was 70.1%, as compared to 68.1% in the prior year comparative period;
•Operating income decreased by $35.0 million to $215.5 million from $250.5 million; and
•Net income decreased by $34.8 million to $178.4 million from $213.2 million.
Key Non-GAAP financial results for the six months ended March 31, 2022 were as follows:
•Constant Currency Revenues increased by 0.2%;
•EBITDA decreased by $42.6 million to $230.5 million from $273.1 million; and
•Adjusted EBITDA decreased by $35.0 million to $254.8 million from $289.8 million.
Please see a description of our Non-GAAP Financial Measures below.
Results of Operations
Our unaudited condensed combined statement of income is as follows:

	Three months ended March 31,			Six months ended March 31,
	2022	2021	%	2022	2021	%
Revenues	$274.5	$284.2	(3.4)%	$563.8	$569.5	(1.0)%
Cost of products sold	83.3	87.9	(5.2)	168.7	181.9	(7.3)
Gross Profit	191.2	196.3	(2.6)	395.1	387.6	1.9
Operating expenses:
Selling and administrative expense	66.9	55.8	19.9	129.1	109.0	18.4
Research and development expense	18.0	14.1	27.7	34.7	28.1	23.5
Other operating expenses	7.4	—	nm	15.8	—	nm
Total Operating Expenses	92.3	69.9	32.0	179.6	137.1	31.0
Operating Income	98.9	126.4	(21.8)	215.5	250.5	(14.0)
Interest expense	(4.9)	—	nm	(4.9)	—	nm
Other income (expense), net	(0.1)	2.1	(104.8)	(0.1)	3.1	(103.2)
Income Before Income Taxes	93.9	128.5	(26.9)	210.5	253.6	(17.0)
Income tax provision	14.3	20.6	(30.6)	32.1	40.4	(20.5)
Net Income	$79.6	$107.9	(26.2)%	$178.4	$213.2	(16.3)%

Basic and Diluted Earnings per Share	$1.38	$1.87	nm	$3.09	$3.69	nm
Weighted Average Common Shares Outstanding	57,797,841	57,797,841	nm	57,797,841	57,797,841	nm
nm = not meaningful
Revenues
Our revenues decreased by $9.7 million, or 3.4%, to $274.5 million in the second quarter of 2022 as compared to revenues of $284.2 million in the second quarter of 2021. Changes in our revenue are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. Of this decrease, $6.0 million was attributable to unfavorable effects from foreign currency translation primarily in countries with revenues denominated in Euros. Volume unfavorably impacted our revenues by approximately $3.7 million, for the three months ended March 31, 2022, as compared to the prior year period. The decrease in volume was primarily driven by lower revenue attributed to customers in the U.S. and in Europe.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Our revenues decreased by $5.7 million, or 1.0%, to $563.8 million for the six months ended March 31, 2022 as compared to revenues of $569.5 million for the six months ended March 31, 2021. Of this decrease, $6.9 million was attributable to unfavorable effects from foreign currency translation primarily in countries with revenues denominated in Euros and to a lesser extent unfavorable price and a decrease in volume in the US. This was offset by an increase in volume in certain emerging markets, which consist of countries within Eastern Europe, the Middle East, Africa, Latin America, Central and Southeast Asia as well as Mainland China.
Revenues by geographic region are as follows:

	Three months ended March 31,				Six months ended March 31,
	2022	2021	As Reported	Constant Currency	2022	2021	As Reported	Constant Currency
United States	$139.8	$148.4	(5.8)%	(5.8)%	$290.7	$297.9	(2.4)%	(2.4)%
International	134.7	135.8	(0.8)	3.6	273.1	271.6	0.6	3.1
Total	$274.5	$284.2	(3.4)%	(1.3)%	$563.8	$569.5	(1.0)%	0.2%
Cost of products sold
Cost of products sold decreased by $4.6 million, or 5.2%, to $83.3 million in the second quarter of 2022 as compared to $87.9 million in the second quarter of 2021. Costs of products sold as a percentage of revenues were 30.3% for the three months ended March 31, 2022 as compared to 30.9% in the three months ended March 31, 2021. The decrease in cost of products sold between periods was primarily driven by a decrease in revenues in the current period. Costs of products sold as a percentage of revenues decreased by approximately 60 basis points as compared to the prior year period due to favorable product mix in the current year period.
Cost of products sold decreased by $13.2 million, or 7.3%, to $168.7 million for the six months ended March 31, 2022 as compared to $181.9 million for the six months ended March 31, 2021. Costs of products sold as a percentages of revenues were 29.9% for the six months ended March 31, 2022 as compared to 31.9% in the six months ended March 31, 2021. The decrease in cost of products sold between periods was primarily driven by $10.0 million of impairment charges associated with the write-off of certain construction in progress assets that were recorded in the first quarter of fiscal year 2021, and to a lesser extent, a decrease in revenues in the current year period. This impairment charge negatively impacted our cost of products sold as a percentage of revenues in the prior year period by approximately 180 basis points. Excluding this impairment charge, our cost of product sold as a percentage of revenues would have been approximately 30.2% in the prior year period.
Selling and administrative expenses
Selling and administrative expenses increased by $11.1 million, or 19.9%, to $66.9 million in the second quarter of 2022 as compared to $55.8 million in the second quarter of 2021.
Our selling and administrative expenses increased by $20.1 million, or 18.4%, to $129.1 million for the six months ended March 31, 2022 as compared to $109.0 million for the six months ended March 31, 2021.
The increase for both the three and six month comparative periods were primarily driven by an increase in marketing and advertising spending and an increase in compensation and benefit costs due to increased headcount in anticipation of the spin off and becoming a stand-alone publicly-traded company.
Research and development expenses
Research and development expenses increased by $3.9 million, or 27.7%, to $18.0 million in the second quarter of 2022 as compared to $14.1 million in the second quarter of 2021.
Our research and development expenses increased by $6.6 million, or 23.5%, to $34.7 million for the six months ended March 31, 2022 as compared to $28.1 million for the six months ended March 31, 2021.
The increase for both the three and six month comparative periods were primarily driven by increased investment in the development of new products, specifically our insulin patch pump.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Other operating expenses
We incurred other operating expenses of $7.4 million and $15.8 million for the three and six months ended March 31, 2022, respectively, driven by costs related to the spin off.
The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other transaction costs as we transition to being a stand-alone publicly traded company. As mentioned within the “Relationship with BD” section, we anticipate certain separation costs to decline following the spin off. However, we do anticipate an increase in other costs related to the spin off, specifically one-time costs related to becoming a stand-alone publicly-traded company.
Interest expense
Interest expense increased to $4.9 million in the second quarter of 2022, mainly due to the issuance of the $950.0 million term loan and the issuance of the $500.0 million senior secured notes in March 2022. See Note 10 to the Condensed Combined Financial Statements included elsewhere in this report for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net, was not material for both the three and six months ended March 31, 2022 and comparative prior year periods.
Income tax provision
The effective income tax rate for the three months ended March 31, 2022 was 15.2% compared to 16.0% for the three months ended March 31, 2021. The effective tax rate for the six months ended March 31, 2022 was 15.2% compared to 15.9% for the six months ended March 31, 2021.
The decreases for both the three and six months comparative periods were primarily driven by the geographical mix of income attributable to various jurisdictions that have income tax rates that vary from the U.S. tax rate and costs related to the spin off.
Non-GAAP financial measures
In evaluating our operating performance, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures including (i) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), (ii) adjusted EBITDA, as further defined below, and (iii) Constant Currency revenue growth. These non-GAAP financial measures are indicators of our performance that are not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, shareholders and other readers of our consolidated financial statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. Additionally, EBITDA and Adjusted EBITDA are important metrics for debt investors who utilize debt-to-EBITDA ratios. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.
We believe EBITDA is an important valuation measurement for management and investors given the effect non-cash charges such as amortization related to acquired intangible assets and depreciation of capital equipment have on net income. Additionally, we regard EBITDA as a useful measure of operating performance and cash flow before the effect of interest, taxes, depreciation and amortization and as a complement to operating income, net income and other GAAP financial performance measures. We define adjusted EBITDA as EBITDA excluding certain items that affect comparability of operating results and the trend of earnings. These adjustments are either non-cash or irregular in nature, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) share-based compensation, (ii) impairment losses incurred, (iii) separation costs associated with our spin off from BD, and (iv) other significant items management deems irregular or non-operating in nature. We use adjusted EBITDA when evaluating operating performance because we believe the exclusion of such adjustments is necessary to help provide an accurate measure of on-going core operating results and to evaluate comparative results period over period.

Dollar amounts are in millions except per share amounts or as otherwise specified.

For the three and six month periods ended March 31, 2022, the reconciliation of net income to EBITDA and adjusted EBITDA was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income	$79.6	$107.9	$178.4	$213.2
Interest expense	4.9	—	4.9	—
Income taxes	14.3	20.6	32.1	40.4
Depreciation	6.4	9.7	14.8	19.0
Amortization of intangible assets	0.3	0.5	0.3	0.5
EBITDA	105.5	138.7	230.5	273.1
Share-based compensation expense	3.9	2.9	8.5	6.7
Separation costs(1)	7.4	—	15.8	—
Impairment losses(2)	—	—	—	10.0
Adjusted EBITDA	$116.8	$141.6	$254.8	$289.8

(1)Relates to spin off costs incurred during the three and six months ended March 31, 2022. Refer to the Other operating expenses section above.
(2)Relates to impairment charges incurred in the first quarter of fiscal year 2021. Refer to the Cost of products sold section above.
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
For the three and six months ended March 31, 2022, the reconciliation of revenue growth to Constant Currency was as follows:

	Three months ended March 31,
	2022	2021	Total Change	Estimated FX Impact	Constant Currency Change
Total Revenues	$274.5	$284.2	(3.4)%	(2.1)%	(1.3)%

	Six months ended March 31,
	2022	2021	Total Change	Estimated FX Impact	Constant Currency Change
Total Revenues	$563.8	$569.5	(1.0)%	(1.2)%	0.2%
LIQUIDITY AND CAPITAL RESOURCES
Historical Liquidity
Historically, we have generated positive cash flows from operations.
As part of BD, the Diabetes Care Business was dependent upon BD for all of its working capital and financing requirements. BD uses a centralized approach to cash management and financing of its operations. The majority of the cash of the Diabetes Care Business was transferred to BD daily and BD funded the operating and investing activities of such

Dollar amounts are in millions except per share amounts or as otherwise specified.

business as needed. This arrangement is not reflective of the manner in which the Diabetes Care Business would have been able to finance its operations had the Diabetes Care Business been a standalone business separate from BD during the periods presented. Cash transfers to and from BD’s cash management accounts are reflected within Net parent investment as a component of Parent’s Equity.
Cash and cash equivalents held by BD at the corporate level are not specifically identifiable to the Diabetes Care Business and therefore were not allocated for any of the periods presented. Third-party debt and the related interest expense of BD have not been allocated to the Diabetes Care Business for any of the periods presented because BD’s borrowings were not directly attributable to this business. However, as of March 31, 2022, certain cash and cash equivalents, long-term debt and related interest expense that relate to and are specifically identifiable to embecta have been included in the balance sheet and statement of operations as further described in the "Financing Activities" section below. Specifically, as of March 31, 2022, we held $264.3 million in cash and cash equivalents, $1,450.0 million in long-term debt (excluding discounts and debt issuance costs), and $200.0 million in related party notes (excluding debt issuance costs).
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
Following the separation and distribution, our capital structure and sources of liquidity have changed from our historical capital structure because we no longer participate in BD’s centralized cash management program. Our ability to fund our operating needs now depends on our ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Based upon our history of generating strong cash flows, we believe that we will be able to meet our short-term liquidity needs. We believe that we will meet known and reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, investments in money market funds and available borrowings through and under our financing arrangements, as further discussed below. If these sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities.
Financing Activities
On February 10, 2022, and in connection with the spin off, embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030 (the “Notes”). Interest payments on the Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
On March 31, 2022, embecta entered into a credit agreement, providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. As of March 31, 2022, the initial draw of the Term Loan was for a 3-month period at an interest rate of 3.65%. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan will begin on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in U.S. dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of March 31, 2022, no amount has been drawn on the Revolving Credit Facility.
Additionally, on March 31, 2022, we issued $200.0 million of senior secured notes to BD at a discount of $3.0 million. The related party notes carry an interest rate of 6.75% and are due February 2030. Interest payments on the related party notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
During the three and six months ended March 31, 2022, we incurred approximately $3.4 million of interest expense related to the $500.0 million of senior secured 5.00% notes and $1.0 million of interest expense related to the Term Loan that is recognized within Interest expense on the condensed combined statement of income. There was no interest expense recorded during the three and six months ended March 31, 2022 for the related party notes.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The credit agreement and the indenture for the 5.00% notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and Notes. In addition, the credit agreement contains covenants that will limit, among other things, embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2022, we were in compliance with all of such covenants.
We utilized the aggregate proceeds received to make distribution payment of approximately $1,466.0 million to BD in connection with the spin off for assets transferred by BD to embecta. The $1,466.0 million payment to BD consisted of $1,266.0 million of cash and $200.0 million of senior secured notes which were subject to a debt-for-debt exchange on April 1, 2022. Subsequent to the proceeds received and distribution payment made to BD, we retained approximately $165.0 million in cash and cash equivalents which is reflected within the condensed combined balance sheet.
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2022	$4.8
2023	$9.5
2024	$9.5
2025	$9.5
2026	$9.5
Thereafter	$1,407.3
There was no material changes to the contractual obligations related to leases or purchase commitments as included in the Form 10 as of September 30, 2021.
In addition, we entered into a Trade Receivables Factoring Agreement with BD effective at the time of the spin off. embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Trade Receivables Factoring Agreement. This factoring agreement will provide embecta with an additional source of liquidity. As of March 31, 2022, the Company transferred $105.2 million of trade receivables to BD in exchange for cash pursuant to the Factoring Agreement.
Access to Capital and Credit Ratings
In January 2022, Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) assigned credit ratings to embecta of Ba3 and B+, respectively.
The following table summarizes our condensed combined statements of cash flows:

	Six Months Ended March 31,
	2022	2021
Net cash provided by (used for)
Operating activities	$321.4	$241.1
Investing activities	$(10.1)	$(18.2)
Financing activities	$(44.2)	$(222.9)
Net Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2022 was attributable to net income of $178.4 million and net adjustments of $143.0 million, which includes $27.3 million of non-cash adjustments related to depreciation and amortization, share-based compensation, and pension expense, and a $115.3 million net source of cash relating to changes in working capital. The source of cash relating to working capital was driven by a decrease in trade receivables of $133.3 million and an increase in other current liabilities of $5.8 million, partially offset by a decrease of $11.4 million in accounts payable and accrued expenses, and increases of $10.0 million and $2.4 million in inventories and prepaid expenses and other, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The decrease in trade receivables primarily relates to the Factoring Agreement entered into between embecta and BD, in which embecta transferred certain trade receivable assets to BD. The decrease in accounts payable and accrued expenses relates to higher amounts of payments being released during the six months ended March 31, 2022, as compared to prior period. The increase in inventories is primarily driven by a concerted effort to build inventory in preparation of the spin off. We expect to continue to build inventory for the remainder of fiscal 2022.
Net cash provided by operating activities during the six months ended March 31, 2021 was attributable to net income of $213.2 million and net adjustments of $27.7 million, which includes $41.1 million of non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, share-based compensation, and pension expense, and a $13.4 million net use of cash relating to changes in working capital. The net use of cash relating to working capital was driven by an increase in inventories of $9.1 million and an increase in prepaid expenses and other of $5.8 million. These changes were partially offset by an increase in other current liabilities of $1.1 million.
The increase in inventories can primarily be attributed to the timing of capitalized variances as well as higher inventory on hand as of period end compared to prior year. The increase in prepaid expenses and other is mainly driven by an increase in value-added taxes and other miscellaneous prepaids.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $9.7 million and $16.6 million during the six months ended March 31, 2022 and 2021, respectively, to support further expansion of our business and operations.
Net Cash Flows from Financing Activities
Net cash used for financing activities for the six months ended March 31, 2022, represents proceeds from the issuance of long-term debt of $1,450.0 million, offset by $33.3 million of payments for long-term debt issuance costs, $5.6 million of payments for debt fees associated with the revolving credit facility, and $1,266.0 million of net consideration paid to BD in connection with the spin off. See Note 10 to the Condensed Combined Financial Statements included elsewhere in this report as well as the Financing Activities section above for further details. Additionally, proceeds from the issuance of long-term debt was further offset by $189.3 million related to net transfers to BD (see Note 2 to the Combined Financial Statements included elsewhere in this report).
Net cash used for financing activities for the six months ended March 31, 2021, represents net transfers entirely to BD (see Note 2 to the Condensed Combined Financial Statements included elsewhere in this report).
Cautionary Statements Regarding Forward-Looking Statements
All statements and assumptions contained in this Quarterly Report on Form 10-Q that relate to future events and expectations and, as such, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding embecta’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
•Competitive factors that could adversely affect embecta’s operations, including new product introductions by embecta’s competitors, the development of new technologies, lower cost producers that create pricing pressure and consolidation resulting in companies with greater scale and market presence than embecta.
•Any events that adversely affect the sale or profitability of one of embecta’s key products or the revenue delivered from sales to its key customers.
•Any failure by BD to perform its obligations under the various separation agreements entered into in connection with the separation and distribution, including the cannula supply agreement.

Dollar amounts are in millions except per share amounts or as otherwise specified.

•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins and other raw materials, as well as certain components, used in its products, the ability to maintain favorable supplier arrangements and relationships, and the potential adverse effects of any disruption in the availability of such items.
•Changes in reimbursement practices of governments or private payers or other cost containment measures.
•The adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, as well as regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates, and their potential effect on its operating performance.
•The impact of changes in U.S., federal laws and policy that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the United States or other countries could adversely impact its supply chain costs or otherwise adversely impact its results of operations.
•Any impact of the COVID-19 pandemic on embecta’s business, including disruptions in its operations and supply chains.
•New or changing laws and regulations affecting embecta’s domestic and foreign operations, or changes in enforcement practices, including laws relating to healthcare, environmental protection, trade, monetary and fiscal policies, taxation (including tax reforms that could adversely impact multinational corporations) and licensing and regulatory requirements for products.
•The expected benefits of the separation from BD.
•Risks associated with indebtedness.
•The risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the separation will exceed embecta's estimates.
•The impact of the separation on embecta's businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” included within Amendment No. 1 to the Form 10. Any forward-looking statement speaks only as of the date on which it is made, and embecta assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing the Form 10.
Item 4. Controls and Procedures.
An evaluation was carried out by embecta’s management, with the participation of embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to embecta and its consolidated subsidiaries would be made known to them by others within these entities.
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, embecta’s internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to embecta’s risk factors from those described in “Risk Factors” in the Form 10, except for the addition of the following risk factor:
The ongoing conflict between Russia and Ukraine, and the global response to it, may adversely affect our business and results of operations: The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our Information Technology systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Further, if the conflict develops beyond Ukraine or further intensifies, it could have an adverse impact on our operations in the European Union or other affected areas. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although Russia does not constitute a material portion of our business, a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.
Item 6. Exhibits.

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of March 31, 2022, by and between Embecta and BD (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

3.1	Amended and Restated Certificate of Incorporation of Embecta (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

3.2	Amended and Restated Bylaws of Embecta (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

4.1
Indenture, dated as of March 31, 2022, by and between Embecta Corp. and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

4.2
First Supplemental Indenture, dated as of April 1, 2022, to the Indenture dated as of March 31, 2022, by and between Embecta Corp. and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

4.3
Form of 6.750% Senior Secured Note due February 15, 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

4.4
First Supplemental Indenture, dated as of April 1, 2022, to the Indenture dated as of February 10, 2022, by and between Embecta Corp. and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (filed as Exhibit 4.1 to the February 11, 2022 Form 8-K and incorporated by reference herein) (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

Dollar amounts are in millions except per share amounts or as otherwise specified.

10.1
Transition Services Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.2
Tax Matters Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.3
Employee Matters Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.4
Intellectual Property Matters Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***+

10.5
Form of Contract Manufacturing Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.6
Cannula Supply Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***+

10.7
Lease Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***+

10.8
Logistics Services Agreement, dated as of January 1, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.9
Form of Distribution Agreement, dated as of March 31, 2022, by and between BD and Embecta (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.10
Credit Agreement, dated as of March 31, 2022, by and among Embecta Corp., the lenders and other parties from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and an L/C issuer (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)***

10.15	Embecta 2022 Employee and Director Equity Based Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

10.16	Embecta Corp. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

10.17	Embecta Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K (File No. 001-41186) filed on April 6, 2022)

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a)

Dollar amounts are in millions except per share amounts or as otherwise specified.

31.2*	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a)

32.1**	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2**	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Combined Statements of Income, (ii) the Condensed Combined Statements of Comprehensive Income, (iii) the Condensed Combined Balance Sheets, (iv) the Condensed Combined Statements of Cash Flows, and (v) Notes to Condensed Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

***	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Embecta agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

+	Certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Dollar amounts are in millions except per share amounts or as otherwise specified.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

By:	/s/ Devdatt Kurdikar
Name:	Devdatt Kurdikar
Title:	President and Chief Executive Officer
Date: May 13, 2022

By:	/s/ Jacob Elguicze
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
Date: May 13, 2022