Form 10-Q
period 2022-06-30
Embecta Corp.
filed 2022-08-15
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of August 4, 2022 was 57,836,488 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended June 30, 2022

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Revenues	$291.1	$295.0	$854.9	$864.5
Cost of products sold(1)	88.2	92.4	256.9	274.3
Gross Profit	$202.9	$202.6	$598.0	$590.2
Operating expenses:
Selling and administrative expense	83.8	60.5	212.9	169.5
Research and development expense	14.3	15.7	49.0	43.8
Other operating expenses	7.7	2.1	23.5	2.1
Total Operating Expenses	$105.8	$78.3	$285.4	$215.4
Operating Income	$97.1	$124.3	$312.6	$374.8
Interest expense, net	(19.5)	—	(24.4)	—
Other income (expense), net	(4.0)	0.6	(4.1)	3.7
Income Before Income Taxes	$73.6	$124.9	$284.1	$378.5
Income tax provision	11.2	20.2	43.3	60.6
Net Income	$62.4	$104.7	$240.8	$317.9

Net Income per common share:
Basic	$1.08	$1.81	$4.17	$5.50
Diluted	$1.07	$1.81	$4.14	$5.50

(1)For periods prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. For the three month period ended June 30, 2021, cost of products sold from related party inventory purchases were $11.4 million. For the nine month periods ended June 30, 2022 and 2021, cost of products sold from related party inventory purchases were $22.1 million and $30.4 million, respectively.
See notes to the Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Net Income	$62.4	$104.7	$240.8	$317.9
Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	(21.4)	—	(37.3)	(3.7)
Other Comprehensive Loss	$(21.4)	$—	$(37.3)	$(3.7)
Comprehensive Income	$41.0	$104.7	$203.5	$314.2
See notes to the Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	June 30, 2022	September 30, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$292.3	$—
Trade receivables, net (net of allowance for doubtful accounts of $1.2 million in 2022 and $2.8 million in 2021)	22.2	150.6
Inventories:
Materials	12.0	13.1
Work in process	17.7	21.0
Finished products	100.6	83.9
	$130.3	$118.0
Amounts due from Becton, Dickinson and Company	97.0	—
Prepaid expenses and other	38.8	23.2
Total Current Assets	$580.6	$291.8
Property, Plant and Equipment, Net	375.7	451.0
Goodwill and Other Intangible Assets	25.0	33.9
Other Assets	68.5	11.3
Total Assets	$1,049.8	$788.0
Liabilities and Equity
Current Liabilities
Accounts payable	$64.3	$54.2
Accrued expenses	89.6	81.6
Salaries, wages and related items	41.1	28.2
Current debt obligations	9.5	—
Current finance lease liabilities	3.6	—
Income taxes	20.4	—
Total Current Liabilities	$228.5	$164.0
Deferred Income Taxes and Other Liabilities	36.8	29.7
Long-Term Debt	1,599.2	—
Non Current Finance Lease Liabilities	32.9	—
Commitments and Contingencies (Note 5)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,806,040	0.6	—
Additional paid-in capital	5.8	—
Accumulated deficit	(556.0)	—
Net Investment from Becton, Dickinson and Company	—	864.8
Accumulated other comprehensive loss	(298.0)	(270.5)
Total Equity	$(847.6)	$594.3
Total Liabilities and Equity	$1,049.8	$788.0
See notes to the Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at April 1, 2021	—	$—	$—	$—	$846.0	$(265.3)	$580.7
Net income attributable to Diabetes Care Business	—	—	—	—	104.7	—	104.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—
Net transfers to Becton, Dickinson and Company	—	—	—	—	(108.7)	—	(108.7)
Balance at June 30, 2021	—	$—	$—	$—	$842.0	$(265.3)	$576.7

Balance at April 1, 2022	—	$—	$—	$—	$(681.1)	$(286.4)	$(967.5)
Net transfers to Becton, Dickinson and Company including Separation adjustments	—	—	—	—	63.3	9.8	73.1
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,797,841	0.6	—	(618.4)	617.8	—	—
Net income attributable to Embecta Corp.	—	—	—	62.4	—	—	62.4
Other comprehensive loss, net of taxes	—	—	—	—	—	(21.4)	(21.4)
Share-based compensation plans	—	—	5.8	—	—	—	5.8
Issuance of shares related to share-based compensation plans	8,199	—	—	—	—	—	—
Balance at June 30, 2022	57,806,040	$0.6	$5.8	$(556.0)	$—	$(298.0)	$(847.6)

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2020	—	$—	$—	$—	$833.8	$(261.6)	$572.2
Net income attributable to Diabetes Care Business	0	—	—	—	317.9	—	317.9
Other comprehensive loss, net of taxes	—	—	—	—	—	(3.7)	(3.7)
Net transfers to Becton, Dickinson and Company	—	—	—	—	(309.7)	—	(309.7)
Balance at June 30, 2021	—	$—	$—	$—	$842.0	$(265.3)	$576.7

Balance at October 1, 2021	—	$—	$—	$—	$864.8	$(270.5)	$594.3
Net income attributable to Embecta Corp.	—	—	—	62.4	178.4	—	240.8
Net transfers to Becton, Dickinson and Company including Separation adjustments	—		—	—	(395.0)	9.8	(385.2)
Other comprehensive loss, net of taxes	—	—	—	—	—	(37.3)	(37.3)
Net consideration paid to Becton, Dickinson, and Company in connection with Separation	—	—	—	—	(1,266.0)	—	(1,266.0)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,797,841	0.6	—	(618.4)	617.8	—	—
Share-based compensation plans	—	—	5.8	—	—	—	5.8
Issuance of shares related to share-based compensation plans	8,199		—	—	—	—	—
Balance at June 30, 2022	57,806,040	$0.6	$5.8	$(556.0)	$—	$(298.0)	$(847.6)
See notes to the Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Operating Activities
Net income	$240.8	$317.9
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	24.2	29.4
Amortization of debt issuance costs	1.9	—
Impairment of property, plant and equipment	—	13.8
Share-based compensation	14.3	9.6
Pension expense	6.4	7.0
Deferred income taxes	0.4	—
Change in operating assets and liabilities:
Trade receivables, net	123.6	(1.6)
Inventories	(23.6)	(16.7)
Due from Becton, Dickinson and Company	(99.6)	—
Prepaid expenses and other	(25.8)	(4.0)
Accounts payable	41.4	(8.3)
Accrued expenses	25.9	19.1
Income and other net taxes payable	10.8	—
Other current liabilities	5.8	4.4
Other, net	7.7	0.2
Net Cash Provided by Operating Activities	$354.2	$370.8
Investing Activities
Capital expenditures	(15.0)	(24.0)
Acquisition of intangible assets	(0.4)	(1.9)
Net Cash Used for Investing Activities	$(15.4)	$(25.9)
Financing Activities
Proceeds from the issuance of long-term debt	1,450.0	—
Payments on long-term debt	(2.4)	—
Payment of long-term debt issuance costs	(33.3)	—
Payment of revolving credit facility fees	(5.6)	—
Payments on finance lease	(0.9)	—
Net consideration paid to Becton, Dickinson and Company in connection with the Separation	(1,266.0)	—
Net transfers to Becton, Dickinson and Company	(182.7)	(344.9)
Net Cash Used for Financing Activities	$(40.9)	$(344.9)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	—
Net Change in Cash and cash equivalents	$292.3	$—
Opening Cash and cash equivalents	—	—
Closing Cash and cash equivalents	$292.3	$—
See notes to the Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Notes to Condensed Consolidated Financial Statements
Embecta Corp.
Note 1—Background
Embecta ("embecta" or the "Company") is a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. The Company has a broad portfolio of marketed products, including a variety of pen needles, syringes and safety devices, which are complemented by proprietary digital applications designed to assist people with managing their diabetes. The Company primarily sells products to wholesalers and distributors, which in turn sell such products to customers in primarily retail and institutional channels.
On April 1, 2022, embecta and Becton, Dickinson and Company ("BD") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, BD agreed to spin off its diabetes care business ("Diabetes Care Business") into embecta, a new, publicly traded company (the "Separation").
The Separation occurred by means of a pro-rata distribution of all of embecta’s issued and outstanding shares of common stock on the basis of one share of embecta common stock, par value $0.01 per share, for every five shares of BD common stock, par value $1.00 per share, held as of the close of business on March 22, 2022, the record date for the distribution. embecta is now a standalone publicly traded company and, on April 1, 2022, regular-way trading of embecta common stock commenced on the Nasdaq Global Select Market under the ticker symbol "EMBC".
In connection with the Separation, BD and embecta entered into various agreements to provide a framework for the relationship between BD and embecta after the Separation, including, but not limited to, a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, a logistics services agreement, distribution agreements, factoring and receivables agreements, local support and service agreements and other transaction documents.
Note 2 - Basis of Presentation
On April 1, 2022, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation on April 1, 2022, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from BD's consolidated financial statements and accounting records. The unaudited financial statements for all periods presented, including the historical results of the Company prior to April 1, 2022, are now referred to as "Condensed Consolidated Financial Statements", and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in embecta’s Registration Statement on Form 10, as amended, filed on February 2, 2022 (the "Form 10").
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. The assets, liabilities, revenue and expenses of the Diabetes Care Business were reflected in the Condensed Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of BD, using the historical accounting policies applied by BD.
The Diabetes Care Business had historically functioned together with the other businesses controlled by BD. Accordingly, the Diabetes Care Business relied on BD’s corporate and other support functions for its business. Therefore, for the period prior to the Separation, certain corporate and shared costs were allocated to the Diabetes Care Business based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, including:
i.expenses related to BD support functions, including expenses for facilities, executive oversight, treasury, finance, legal, human resources, shared services, compliance, procurement, information technology and other corporate functions.
ii.certain manufacturing and supply costs incurred by BD, including facility management, distribution, logistics, planning and global quality.
iii.certain costs incurred by BD’s Medication Delivery Solutions organizational unit in relation to selling and marketing activities, and related administrative support functions.

Dollar amounts are in millions except per share amounts or as otherwise specified.

iv.certain costs incurred by BD for activities related to device research and development, as well as medical and regulatory affairs.
v.share-based compensation expenses (see Note 8).
vi.certain compensation expenses maintained on a centralized basis such as certain employee benefit expenses.
Management believes these cost allocations were a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Diabetes Care Business during the period prior to the Separation, though the allocations may not be indicative of the actual costs that would have been incurred had the Diabetes Care Business operated as a standalone public company. Actual costs that may have been incurred if the Diabetes Care Business had been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Diabetes Care Business employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
BD utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Diabetes Care Business was routinely transferred into accounts managed by BD’s centralized treasury function and cash disbursements related to operations prior to the Separation were funded as needed by BD. Balances held by the Diabetes Care Business with BD for cash transfers and loans were reflected as Due to related party prior to Separation. All other cash and cash equivalents and related transfers between BD and the Diabetes Care Business were generally held centrally through accounts controlled and maintained by BD and were not specifically identifiable to the Diabetes Care Business. Accordingly, such balances were accounted for through Net Investment from Becton, Dickinson and Company. BD’s third-party debt and related interest expense were not attributed to the Diabetes Care Business because the business was not the legal obligor of the debt and the borrowings were not specifically identifiable to the business.
For the Diabetes Care Business, transactions with BD affiliates were included in the Condensed Consolidated Statements of Income and related balances were reflected as Due to related party, Due from related party or Related Party Loans Payable. Other balances between the Diabetes Care Business and BD were considered to be effectively settled in the Condensed Consolidated Financial Statements at the time the transactions were recorded.
As the separate legal entities that made up the Diabetes Care Business were not historically held by a single legal entity, Net Investment from Becton, Dickinson and Company was shown in lieu of stockholders’ equity in these Condensed Consolidated Financial Statements. Net Investment from Becton, Dickinson and Company represented BD’s interest in the recorded assets of the Diabetes Care Business and the cumulative investment by BD through the date of Separation, inclusive of operating results.
Income tax expense and tax balances in the Condensed Consolidated Financial Statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
The provision for income taxes for the period prior to Separation, was calculated by applying an estimated effective income tax rate for the full year to ordinary income adjusted by the tax impact of discrete items.
As of Separation Date
Certain assets and liabilities, including patents and unrecognized tax benefits that were included on the Condensed Consolidated Balance Sheet prior to the Separation, have been retained by BD post-Separation and therefore were transferred to BD through Net Investment from Becton, Dickinson and Company in the Company's Condensed Consolidated Financial Statements.
In connection with the Separation, additional pension assets, deferred tax assets, other compensation obligations, and certain other assets and liabilities were transferred to the Company through Net Investment from Becton, Dickinson and Company, and the Company recorded these on the Condensed Consolidated Balance Sheet.
As part of the Separation, Net Investment from Becton, Dickinson and Company was reclassified as Common Stock and Accumulated Deficit.
Periods Post Separation
Following the Separation, certain functions continue to be provided by BD under the Transition Services Agreements or are being performed using embecta’s own resources or third-party service providers. Additionally, under manufacturing and supply agreements, the Company manufactures certain products for BD, or its applicable affiliate and BD manufactures certain products for the Company. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
As a standalone entity, the Company will file tax returns on its own behalf, and tax balances and effective income tax rate may differ from the amounts reported in the historical periods.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The provision for income taxes for the three months ended June 30, 2022, was calculated by applying an estimated effective income tax rate for the six months post Separation to ordinary income for the three months ended June 30, 2022, adjusted by the tax impact of discrete items.
All intercompany transactions and accounts within embecta have been eliminated. Certain amounts presented in the prior period have been reclassified to conform to the current period presentation.
The following provides updates to our "Summary of Significant Accounting Policies" as disclosed in the Form 10.
Leases
We determine whether an arrangement contains a lease at inception. If a lease is identified in an arrangement, we recognize a right-of-use asset and liability on our Condensed Consolidated Balance Sheets and determine whether the lease should be classified as a finance or operating lease. We do not recognize assets or liabilities for leases with lease terms of less than 12 months.
A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to embecta by the end of the lease term, (ii) we hold an option to purchase the leased asset that we are reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.
Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, we utilize our incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.
For lease arrangements that are recognized on the Company’s Condensed Consolidated Balance Sheets, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, we reflect the option in the lease term if it is reasonably certain we will exercise the option.
Finance leases are recorded in “Property, Plant and Equipment, Net”, “Current finance lease liabilities”, and “Non Current Finance Lease Liabilities” and operating leases are recorded in “Other Assets”, “Accrued expenses”, and “Deferred Income Taxes and Other Liabilities” on our Condensed Consolidated Balance Sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses, including determining the allocation of shared costs and expenses from BD, depreciable and amortizable lives, sales returns and allowances, rebate accruals, inventory reserves and taxes on income as reflected in the Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
Note 3 — Third Party Arrangements and Related Party Disclosures
Pursuant to the Separation, BD ceased to be a related party to embecta and accordingly, no related party transactions or balances are reported subsequent to April 1, 2022.
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of embecta and BD (including certain delayed assets and liabilities) as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of embecta's business with embecta and financial responsibility for the obligations and liabilities of BD’s remaining businesses with BD, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among embecta and BD of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures

Dollar amounts are in millions except per share amounts or as otherwise specified.

governing embecta’s and BD’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of BD’s business and embecta’s business.
Agreements that embecta entered into with BD that govern aspects of embecta's relationship with BD following the separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, embecta and BD and their respective affiliates will provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services. The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket expenses. The services will terminate no later than 24 months following the Separation. The service recipient may terminate any services by giving prior written notice to the provider of such services and paying any applicable wind-down charges.
•Trade Receivables Factoring Agreements - embecta and BD entered into trade receivables factoring agreements (the "Factoring Agreements"), under which embecta transfers certain trade receivable assets to BD, and pays a service fee calculated as 0.1% of annual revenues related to countries subject to the Factoring Agreements in exchange for the services provided by BD. Per the terms of the Factoring Agreements, the Company and its relevant subsidiaries sells receivables to the corresponding BD subsidiary in the same jurisdiction and such BD subsidiary collects the receivables from Company's customers. The BD subsidiary assumes the credit risk in respect of the receivables, and accordingly deducts a factoring fee from the purchase price of such receivables. Accordingly, embecta accounts for the transfer as sales of trade receivables by recognizing an increase to Cash and cash equivalents and a decrease to Trade Receivables, net on the Condensed Consolidated Balance Sheets when proceeds from the transactions are received. The transfers are presented on the Condensed Consolidated Statements of Cash Flows as operating activities and the related service fee is presented as a component of Other income (expense), net in the Condensed Consolidated Statements of Income.
•Distribution Agreements - embecta and BD entered into distribution agreements for certain territories, principally in the Asia Pacific Region and Latin America, whereby a subsidiary of BD will be appointed as a distributor of embecta or its relevant subsidiaries to support certain commercial operations of the diabetes care business on a transitional basis in these regions for a maximum of two years. The distribution agreements will each continue until either (1) certain governmental approvals needed to distribute products in the defined territory are obtained and order-to-cash processes and other services of the Company for such territory are migrated to an alternative commercial arrangement between the parties or (2) the applicable services are transitioned to a third-party distributor or independently performed by embecta, but in any event no longer than the maximum term of two years. embecta shall pay BD a return of 1.5% to 2.0% of net revenue for each territory.
•Cannula Supply Agreement - embecta and BD entered into a cannula supply agreement whereby BD will sell to embecta cannulas for incorporation into embecta's existing syringes and pen needles, safety syringes and safety pen needles, and insulin patch pump, pen needles and safety pen needle currently under development. BD will retain ownership of all cannula technology, cannula production activities and the intellectual property rights therein. embecta is limited to a maximum number of cannulas that it can purchase under the cannula supply agreement, which will be an absolute upper limit of cannulas per year and yearly limits that vary with annual demand. The cannula supply agreement will be terminable by embecta without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than five years from the Separation. The cannula supply agreement will be terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the Separation. However, in the event of a change of control of embecta, BD will have the right to terminate the cannula supply agreement in its sole discretion. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if embecta’s yearly forecast is below the required minimum purchase amount, and the parties will have other customary termination rights for material breach or bankruptcy of the other party.
•Tax Matters Agreement - Pursuant to the Tax Matters Agreement, embecta agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions. embecta may take certain actions prohibited by these covenants only if embecta obtains and provides to BD an opinion from a U.S. tax counsel or accountant of recognized national standing, in either case satisfactory to BD, to the effect that such action would not jeopardize the tax-free status of these transactions, or if embecta obtains prior written consent of BD. embecta is barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions or result in certain other taxes to BD, for all relevant time periods. In addition, during the period ending two years after the Separation, these covenants include specific restrictions on embecta’s (i) discontinuing the active conduct of embecta’s trade or business; (ii) issuance or sale of stock or other securities (including securities convertible into embecta stock, but excluding certain compensatory arrangements); (iii) liquidating,

Dollar amounts are in millions except per share amounts or as otherwise specified.

merging, or consolidating with any other person; (iv) amending embecta’s certificate of incorporation (or other organizational documents) or taking any other action, whether through a stockholder vote or otherwise, affecting the voting rights of embecta common stock; (v) sales of assets outside the ordinary course of business; and (vi) entering into any other corporate transaction which would cause embecta to undergo a 50% or greater change in its stock ownership.
•Logistics Services Agreement - embecta and BD entered into a logistics services agreement whereby BD will provide embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years. embecta will pay BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business direct income statement, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue.
•Other agreements that embecta entered into with BD include, but are not limited to, the Employee Matters Agreement, the Intellectual Property Matters Agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for Holdrege. See Note - 15 for more information on the lease agreement for Holdrege.
The amount due from BD under the above agreements was $97.0 million at June 30, 2022 and is reflected in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $33.8 million at June 30, 2022 and is included in Accounts payable.
For the three and nine months ended June 30, 2022, the periods subsequent to the Separation included costs of products sold in the amount of $11.1 million attributed to inventory purchased from BD prior to Separation.
Prior to the Separation, the Company did not operate as a standalone business and the Condensed Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of BD. The following disclosure summarizes activity between the Company and BD up to the Separation, including the affiliates of BD that were not part of the Separation.
Corporate and Medical Segment Allocations from BD
BD provided significant corporate, finance, human resources, information technology, facilities, and legal services, among others (collectively, “General Corporate Expenses”) to the Company. Some of these services continue to be provided by BD to the Company on a temporary basis under the Transition Services Agreement. For purposes of these Condensed Consolidated Financial Statements for the periods prior to Separation, the General Corporate Expenses have been allocated to the Company.
The allocations of General Corporate Expenses are reflected in the Condensed Consolidated Statements of Income as follows:

	Three months ended June 30,	Nine months ended June 30,
	2021	2022	2021
Cost of products sold	$3.1	$2.3	$11.0
Selling and administrative expense	25.2	47.9	73.3
Research and development expense	1.3	3.5	3.8
Other (income) expense, net	(0.7)	(0.6)	(2.8)
Total General Corporate Expenses	$28.9	$53.1	$85.3
These expenses were allocated to the Company on a pro rata basis of global and regional revenues, headcount, research and development spend and other drivers. Management believes the assumptions underlying the Condensed Consolidated Financial Statements, including the assumptions regarding allocating General Corporate Expenses from BD, are reasonable. Nevertheless, the Condensed Consolidated Financial Statements for periods prior to the Separation may not include all of the actual expenses that would have been incurred and may not reflect the Company’s Condensed Consolidated results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
Related party transactions
The following transaction represent activity in the ordinary course of business between the Company and BD prior to the Separation for certain materials for use in production of certain medical products that were not at arm’s length. The

Dollar amounts are in millions except per share amounts or as otherwise specified.

following table summarizes related party purchases for the three month period ended June 30, 2021 and nine month periods ended June 30, 2022 and 2021:

	Three months ended June 30,	Nine months ended June 30,
	2021	2022	2021
Purchases from BD	$12.1	$28.0	$32.4
All significant intercompany transactions between the Company and BD have been included in the Condensed Consolidated Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. For the period prior to the Separation, the total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net Investment from Becton, Dickinson and Company.
Prior to the Separation, net transfers to BD were included within Net Investment from Becton, Dickinson and Company. on the Condensed Consolidated Statements of Equity and represent the net effect of transactions between the Company and BD.
The following table summarizes the components of net transfers to BD for the three months ended June 30, 2021:

Cash pooling and general financing activities(1)	$170.2
Corporate and segment allocations, excluding non-cash share-based compensation	(28.4)
Taxes deemed settled with BD	(19.8)
Net transfers to BD as reflected in the Condensed Consolidated Statements of Cash Flows	122.0
Share-based compensation expense	(2.9)
Pension expense	(2.1)
Other transfers to (from) BD, net	(8.3)
Net transfers to BD	$108.7
(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
The following table summarizes the components of the net transfers to BD for the nine months ended June 30, 2022 and 2021:

	2022	2021
Cash pooling and general financing activities(1)	$255.9	$473.3
Corporate and segment allocations, excluding non-cash share-based compensation	(50.4)	(82.1)
Taxes deemed settled with BD	(16.2)	(46.3)
Other Separation related adjustments, net	(6.6)	—
Net transfers to BD as reflected in the Condensed Consolidated Statements of Cash Flows	182.7	344.9
Share-based compensation expense	(8.5)	(9.6)
Pension expense	(3.6)	(7.0)
Net Consideration paid to BD in connection with the Separation	1,266.0	—
Related party senior secured notes	197.0	—
Other transfers to (from) BD, net	84.1	(18.6)
Net transfers to BD	$1,717.7	$309.7

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Related Party Senior Secured Notes
On March 31, 2022, embecta issued $200.0 million of senior secured notes to BD (the "Related Party Notes"). The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As of April 1, 2022 the Related Party Notes were reclassified to Long-Term Debt on the Condensed

Dollar amounts are in millions except per share amounts or as otherwise specified.

Consolidated Balance Sheets as the Related Party Notes are third party debt for periods post Separation. Refer to Note 10 for further information.
Note 4 — Other Operating Expenses
In connection with the Separation further described in Note 1, the Company incurred separation and stand-up costs of approximately $7.7 million and $23.5 million during the three and nine months ended June 30, 2022, respectively. The costs incurred primarily consist of costs associated with legal, supply chain, employee retention, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity. There were $2.1 million of separation and stand-up costs incurred during the three and nine months ended June 30, 2021.
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
Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment, due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period. The Company was not a party to any material legal proceedings at June 30, 2022 or September 30, 2021, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
Note 6 — Revenues
The Company’s policies for recognizing sales have not changed from those described in the Company’s Registration Statement on Form 10. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors, which in turn sell these products to customers through retail and acute care hospitals, clinics and other institutional channels. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
Measurement of Revenues
Payment terms extended to the Company’s customers are based upon commercially reasonable terms for the markets in which the Company’s products are sold. Because the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer, the Company does not generally adjust its revenues for the effects of a financing component. The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s Condensed Consolidated financial results.
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
The Company’s liability attributed to variable consideration at June 30, 2022 and September 30, 2021 was $39.5 million and $71.7 million, respectively. The decrease is primarily attributed to the Factoring Agreement by which certain trade

Dollar amounts are in millions except per share amounts or as otherwise specified.

receivables are factored to BD net of variable consideration. Sales deductions recorded as a reduction of gross revenues during the three months ended June 30, 2022 and 2021 were $73.7 million and $64.9 million, respectively. Sales deductions recorded as a reduction of gross revenues during the nine months ended June 30, 2022 and 2021 were $219.2 million and $208.0 million, respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region is provided within Note 7.
Contract Assets and Liabilities
The Company does not have contract liabilities. Contract assets consist of the Company’s right to consideration that is conditional upon its future performance pursuant to private label agreements and are presented within Prepaid expenses and other on the Condensed Consolidated Balance Sheets.
The Company’s contract asset balance was $1.2 million as of June 30, 2022 and $1.4 million as of September 30, 2021.
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
The Company disaggregates its revenue by geography as management believes this category best depicts how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
United States	$158.0	$151.8	$450.4	$450.1
International(1)	133.1	143.2	404.5	414.4
Total	$291.1	$295.0	$854.9	$864.5

(1)During the three and nine months ended June 30, 2022 and 2021, no individual country outside of the United States generated revenue that represented more than 10.0% of total revenues.
Note 8 — Share-Based Compensation
Periods Prior to Separation
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by BD. Under these plans BD granted time-vested restricted stock units ("TVUs"), stock appreciation rights ("SARs"), and performance share units ("PSUs") to certain management level employees.
Prior to the Separation on April 1, 2022, share-based compensation expense in the Condensed Consolidated Statements of Income is representative of those employees who were dedicated to the Diabetes Care Business. Additionally, share-based compensation expense was allocated to the Diabetes Care Business for BD Corporate and Medical Segment employees who were not dedicated solely to the Diabetes Care Business. This share-based compensation expense was allocated using a proportional cost allocation method and is included as a component of corporate allocations for periods prior to the Separation. The amounts presented for the periods prior to the Separation are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.

Dollar amounts are in millions except per share amounts or as otherwise specified.

As of Separation Date and Periods Post Separation
In connection with the Separation, and in accordance with the EMA, embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Embecta 2022 Employee and Director Equity Based Compensation Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. As a result of the award modification, embecta will incur $6.9 million of incremental stock-based compensation expense. Of this amount, $0.8 million was related to vested SARs, TVUs and PSUs awards and was recognized during the third quarter of 2022. $6.1 million will be recognized at a future date over the awards' remaining weighted average vesting period of 2.75 years.
Effective April 1, 2022, embecta established the 2022 Employee and Director Equity Based Compensation Plan (the "Plan"). A total of 7,000,000 shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted stock unit awards, stock appreciation rights, stock options, performance-based awards and other stock-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options and SARs have a term of ten years and a three or four year vesting period, subject to limited exceptions.
The Company measures share-based compensation for equity awards at fair value utilizing a Black-Scholes-Merton (“BSM”) model on the date of grant and records share-based compensation as a charge to earnings net of the estimated impact of forfeited awards. Accordingly, the Company recognizes share-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change.
On April 1, 2022, embecta granted 48,192 of potential shares to non-employee directors in the form of restricted stock units ("RSUs"), which vest at the earlier of (i) the first anniversary of the grant date or (ii) the date of the first annual meeting of shareholders, subject to continued employment of the recipients.
On April 4, 2022 and in connection with the Separation, embecta granted 860,611 of potential shares to members of the embecta leadership team as a one-time sign-on equity grant, subject to continued employment, comprised of the following:
•172,787 grants of time-vested RSUs which cliff vest on the third anniversary after grant date;
•528,167 grants of SARs which cliff vest on the third anniversary after grant date and;
•27,653 of TVUs and 132,004 of SARs granted to the CEO which vest evenly over three and four years, respectively.
Share-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the three and nine months ended June 30, 2022 and 2021 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Cost of products sold	$0.3	$0.7	$2.0	$2.2
Selling and administrative expense	5.0	1.9	10.7	5.8
Research and development expense	0.5	0.3	1.6	1.6
Total Share-Based Compensation Expense	$5.8	$2.9	$14.3	$9.6
Tax benefit associated with share-based compensation costs recognized	$1.1	$0.7	$3.1	$2.3

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 9 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	June 30, 2022	September 30, 2021
Amortized intangible assets
Patents – gross	$9.4	$21.2
Less: accumulated amortization	(3.7)	(6.9)
Patents – net	$5.7	$14.3
Customer Relationships and Other – gross	$5.2	$5.4
Less: accumulated amortization	(1.6)	(1.4)
Customer Relationships and Other – net	$3.6	$4.0
Total amortized intangible assets	$9.3	$18.3
Goodwill	15.7	15.6
Total Goodwill and Other Intangible Assets	$25.0	$33.9
Note 10 — Long-Term Debt
5.00% Senior Secured Notes due 2030
On February 10, 2022 embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030 (the “5.00% Notes”). Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
6.75% Senior Secured Notes due 2030
On March 31, 2022, embecta issued $200.0 million of 6.75% Related Party Notes at a discount of $3.0 million. The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As such, the issuance of the Related Party Notes is a non-cash financing activity and is not presented on the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022.
On April 1, 2022, BD transferred the Related Party Notes with a notional of $200.0 million issued by embecta to Morgan Stanley in exchange for certain notes of BD that were purchased by Morgan Stanley pursuant to a tender offer. Morgan Stanley then sold the senior secured notes to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended. As of April 1, 2022, the 6.75% senior secured notes (the "6.75% Notes") became third party debt of embecta. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
Credit Agreement
On March 31, 2022, embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at embecta’s option, at an annual rate equal to (a) in the case of loans denominated in U.S. dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2022, no amount has been drawn on the Revolving Credit Facility.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following is a summary of embecta's total debt outstanding as of June 30, 2022:

Term Loan	$947.6
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,647.6
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(38.9)
Long-term debt	$1,599.2
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2022	$2.4
2023	$9.5
2024	$9.5
2025	$9.5
2026	$9.5
Thereafter	$1,607.3
The estimated fair value of long-term debt (including current portion) at June 30, 2022 was $1,493.8 million compared with a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $1,608.7 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 11 — Earnings per Share
On April 1, 2022, the date of the Separation, 57,797,841 shares of embecta's common stock, par value $0.01 per share, were distributed to BD shareholders of record as of March 22, 2022, the record date of the transaction. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.
In connection with the Separation, and in accordance with the EMA, embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation (see Note 8 for additional details).
The calculation of basic and diluted earnings per common share for the three and nine months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2022	2021	2022	2021
Net Income attributable to embecta	$62.4	$104.7	$240.8	$317.9

Basic weighted average number of shares outstanding	57,802	57,798	57,799	57,798
Stock awards and equity units (share equivalent)	405	—	405	—
Diluted weighted average shares outstanding	58,207	57,798	58,204	57,798

Earnings per common share - Basic	$1.08	$1.81	$4.17	$5.50
Earnings per common share - Diluted	$1.07	$1.81	$4.14	$5.50
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of embecta outstanding prior to the Separation.

Dollar amounts are in millions except per share amounts or as otherwise specified.

For periods subsequent to the Separation, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive.
Note 12 — Income Taxes
The Company is subject to income tax in the various jurisdictions in which it operates. A significant portion of the Company's earnings are taxed in jurisdictions with statutory tax rates that are lower than the statutory tax rate of the United States. The effective tax rate can vary from quarter to quarter because of changes in the geographical mix of the Company's earnings, changes in tax laws and matters related to tax audits.
The effective income tax rates were 15.2% and 16.2% for the three months ended June 30, 2022 and 2021, respectively, and 15.2% and 16.0% for the nine months ended June 30, 2022 and 2021, respectively. The decrease in effective tax rates for both comparative periods is primarily driven by the geographical mix of income attributable to various jurisdictions that have income tax rates that vary from the U.S. tax rate.
As part of the Separation from BD, $12.3 million of liabilities for unrecognized tax benefits associated with uncertain tax positions were conveyed to embecta.
Note 13 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021, to the total amounts shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2022	September 30, 2021
Cash and cash equivalents	$292.3	$—
Cash and cash equivalents as of June 30, 2022 includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Greater Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows:

	Hedge Designation	June 30, 2022	September 30, 2021
Foreign exchange contracts (a)	Undesignated	$5.0	$—
a.Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in Other income (expense), net. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Gains and losses recognized to date on these instruments were not material to the Company's Condensed Consolidated Financial Statements.
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
During the nine months ended June 30, 2021, the Company recorded impairment charges related to certain construction in progress assets related to discontinued projects totaling $13.8 million. The impairment charges were recorded to adjust the carrying amount of the assets to the assets’ fair values, which were estimated through a discounted cash flow model that utilized Level 3 inputs. The impairment charges are recognized within Cost of products sold in the Condensed Consolidated Statements of Income. There were no impairment charges during the three and nine months ended June 30, 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Concentration of Credit Risk
Historically and prior to the Separation, the Company’s operations formed part of BD’s monitoring of concentrations of credit risk associated with financial institutions for which BD conducted business. BD minimized exposure to credit risk by dealing with a diversified group of major financial institutions.
As of June 30, 2022, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreement (see Note 3). As a result, the Company is no longer exposed to credit risk associated with those transferred receivables and does not have material credit risk exposure associated with the remaining $22.2 million of trade receivables.
Two of the Company’s customers represent at least 10.0% of total revenues individually and, in the aggregate, represent approximately 30.5% for the three months ended June 30, 2022, and two customers represent at least 10.0% of total revenues individually and, in the aggregate, represent 31.0% of total revenues for the nine months ended June 30, 2022.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 14 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of June 30, 2022	As of September 30, 2021
Land	$1.6	$3.6
Buildings	130.2	120.4
Machinery, equipment and fixtures	537.9	570.8
Leasehold improvements	6.5	6.1
Construction in progress	119.2	190.8
	$795.4	$891.7
Less: accumulated depreciation	(419.7)	(440.7)
Total Property, Plant and Equipment, Net	$375.7	$451.0
The Company's property, plant and equipment assets as of June 30, 2022 decreased by $75.3 million, primarily due to the transfer of certain assets from embecta to BD. These transfers occurred subsequent to September 30, 2021 but prior to the Separation date.
Note 15 — Leases
Finance Leases
Our finance lease assets and liabilities are attributed to our manufacturing site in Holdrege, Nebraska. This lease is classified as a finance lease because the present value of the sum of the lease payments associated with the lease exceeds substantially all of the fair value of the manufacturing site.
Holdrege Lease
In conjunction with the Separation, the Company entered into a lease agreement with BD pursuant to which the Company would lease approximately 278,000 square feet of manufacturing space and equipment at BD's manufacturing facility in Holdrege, Nebraska for an initial term of 10 years. The Company determined that the manufacturing space and equipment are highly interdependent and interrelated. Consequently, the Company concluded that the manufacturing space and equipment represent a single lease component. This finance lease is recorded in "Buildings" within "Property, Plant and Equipment, Net", “Current finance lease liabilities”, and “Non Current Finance Lease Liabilities”.
Base rent payments commenced in the third quarter of 2022. The Company has an option to extend the lease term for an additional period of up to five-years.
Operating Leases
Our operating leases primarily relate to our real estate leases that are not classified as finance leases.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Aggregate Lease Information
Our leases are included on our Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2022	As of September 30, 2021
Finance Leases
Property, Plant, and Equipment, Net	$36.1	$—
Total Finance Lease Assets	$36.1	$—

Current finance lease liabilities	$3.6	$—
Non Current Finance Lease Liabilities	32.9	—
Total Finance Lease Liabilities	$36.5	$—

Weighted-average remaining lease term (years)	14.8	—
Weighted-average discount rate	6.8%	—

Operating Leases
Other Assets	$4.6	$4.0
Total Operating Lease Assets	$4.6	$4.0

Accrued expenses	$0.8	$1.0
Deferred Income Taxes and Other Liabilities	3.9	3.0
Total Operating Lease Liabilities	$4.7	$4.0

Weighted-average remaining lease term (years)	4.0	4.0
Weighted-average discount rate	5.1%	2.2%
Supplemental cash flow information related to leases for the nine months ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Right of use assets obtained in exchange for lease liabilities
Financing Leases	$36.7	$—
Operating Leases	0.9	—
Maturities of our finance and operating lease liabilities as of June 30, 2022 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2022	$0.9	$0.8	$1.7
2023	3.6	1.2	4.8
2024	3.6	1.2	4.8
2025	3.7	1.2	4.9
2026	3.7	0.4	4.1
Thereafter	43.9	—	43.9
Total lease payments	$59.4	$4.8	$64.2
Less: amount representing interest	22.9	0.1	23.0
Present value of lease liabilities	$36.5	$4.7	$41.2
On April 1, 2022, the Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ that has not yet commenced. The lease is expected to commence during the first half of fiscal year 2023.
Note 16 — Subsequent Events

Dollar amounts are in millions except per share amounts or as otherwise specified.

On August 15, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of the company’s common stock. The dividend is payable on September 14, 2022 to stockholders of record at the close of business on August 26, 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain Factors Affecting Forward-Looking Statements
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes contained elsewhere in this Quarterly Report on Form 10-Q. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this discussion and analysis, particularly in the section “Cautionary Statement Concerning Forward-Looking Statements.”
References in this section to “embecta” refer to embecta Corp. as defined in the Condensed Consolidated Financial Statements included within this report.
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. Over the close to 100 year history of our business, we believe that our products have become one of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when Becton, Dickinson and Company (“BD”) developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing supply chain and commercial footprint, delivering over 7.6 billion units of diabetes injection devices globally in 2021. We generated revenues of $291.1 million and $295.0 million during the three months ended June 30, 2022 and 2021, respectively, and $854.9 million and $864.5 million during the nine months ended June 30, 2022 and 2021, respectively.
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
Separation from BD
Pursuant to the Separation and Distribution Agreement, the Separation from BD was completed on April 1, 2022. 57,797,841 shares of embecta common stock were distributed to BD stockholders, determined by applying a ratio of one share of embecta common stock for every five shares of BD common stock. "Regular-way" trading of embecta common stock began on April 1, 2022, under the ticker symbol "EMBC."
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. For periods prior to April 1, 2022, the Condensed Consolidated Financial Statements included certain assets and liabilities that were historically been held at the BD corporate level but are specifically identifiable or otherwise allocable to the Diabetes Care Business.
BD used a centralized approach to cash management and financing of its operations. While certain cash and cash equivalents related to and were specifically identifiable to embecta, the cash and cash equivalents held by BD at the corporate level were not specifically identifiable to the Diabetes Care Business and therefore were not allocated for any of the periods presented prior to Separation. These arrangements are not reflective of the manner in which embecta would have financed its operations had it been a standalone company separate from BD during the prior periods presented. Cash pooling, related interest and intercompany arrangements were excluded from the asset and liability balances in the consolidated balance sheets. These amounts were instead reported as Net Investment from Becton, Dickinson and Company as a component of Equity.
Additionally, BD provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support to the Diabetes Care Business. The cost of these services were allocated to the Diabetes Care Business on the basis of the proportion of net sales, headcount, and other drivers. The Diabetes Care Business and BD considered these allocations to be a reasonable reflection of the benefits received by the Diabetes Care Business. Actual costs that may have been incurred if the Diabetes Care Business had been a standalone company would depend on a

Dollar amounts are in millions except per share amounts or as otherwise specified.

number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Diabetes Care Business employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Periods Post Separation
For the period subsequent to April 1, 2022, as a standalone publicly traded company, embecta presents its financial statements on a consolidated basis. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Recent Developments
COVID-19 Pandemic Impacts and Response and Global Economic Conditions
Various governmental measures to slow and control the spread of COVID-19 have led to a shift in healthcare priorities, supply chain constraints and the disruption of economic activities worldwide. As further discussed below, our future operating performance may be subject to further volatility due to the significant uncertainty with respect to the duration and overall impact of the COVID-19 pandemic. The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on certain factors including:
•the extent to which resurgences in COVID-19 infections or new strains of the virus, result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions that may disrupt our operations;
•the continued momentum of the global economy’s recovery from the pandemic and the degree of pressure that a weakened macroeconomic environment would put on the global demand for our products; and
•the effectiveness of vaccines and vaccination efforts.
In addition, we continue to face increases in the cost and availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. Uncertainty around inflationary pressures, could potentially cause new, or exacerbate existing, economic challenges that we may face. To date we have been able to successfully mitigate this disruption and ensure uninterrupted supply to our customers by increasing our inventory levels and taking other measures. While inflation is expected to negatively impact gross margins and net income throughout the year, we intend to continue to work to improve productivity to help offset these increased costs.
Russia and Ukraine Conflict
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. During both the three and nine months ended June 30, 2022 net sales in Russia and Ukraine were not material to our consolidated net revenues in both periods. Although operations in both Russia and Ukraine do not constitute a material portion of our business, there is uncertainty around the military conflict and the impact it will have on the global economy, supply chains and fuel prices generally, and therefore our business. Refer to Part II, Item 1A. "Risk Factors" for further details.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,			Nine months ended June 30,
	2022	2021	%	2022	2021	%
Revenues	$291.1	$295.0	(1.3)%	$854.9	$864.5	(1.1)%
Cost of products sold	88.2	92.4	(4.5)	256.9	274.3	(6.3)
Gross Profit	202.9	202.6	0.1	598.0	590.2	1.3
Operating expenses:
Selling and administrative expense	83.8	60.5	38.5	212.9	169.5	25.6
Research and development expense	14.3	15.7	(8.9)	49.0	43.8	11.9
Other operating expenses	7.7	2.1	nm	23.5	2.1	nm
Total Operating Expenses	105.8	78.3	35.1	285.4	215.4	32.5
Operating Income	97.1	124.3	(21.9)	312.6	374.8	(16.6)
Interest expense, net	(19.5)	—	nm	(24.4)	—	nm
Other income (expense), net	(4.0)	0.6	(766.7)	(4.1)	3.7	(210.8)
Income Before Income Taxes	73.6	124.9	(41.1)	284.1	378.5	(24.9)
Income tax provision	11.2	20.2	(44.6)	43.3	60.6	(28.5)
Net Income	$62.4	$104.7	(40.4)%	$240.8	$317.9	(24.3)%

Net Income per common share:
Basic	$1.08	$1.81	nm	$4.17	$5.50	nm
Diluted	$1.07	$1.81	nm	$4.14	$5.50	nm
nm = not meaningful
Three Months Ended June 30, 2022 Summary (on a comparative basis)
Key GAAP financial results for the three months ended June 30, 2022 were as follows:
•Revenue decreased by $3.9 million to $291.1 million from $295.0 million;
•Gross profit increased by $0.3 million to $202.9 million from $202.6 million. Gross profit as a percent of revenue was 69.7%, as compared to 68.7% in the prior year comparative period;
•Operating income decreased by $27.2 million to $97.1 million from $124.3 million; and
•Net income decreased by $42.3 million to $62.4 million from $104.7 million.
Key Non-GAAP financial results for the three months ended June 30, 2022 were as follows:
•Constant Currency Revenues increased by 2.0%;
•EBITDA decreased by $32.6 million to $102.2 million from $134.8 million; and
•Adjusted EBITDA decreased by $25.7 million to $117.9 million from $143.6 million.
Nine Months Ended June 30, 2022 Summary (on a comparative basis)
Key GAAP financial results for the nine months ended June 30, 2022 were as follows:
•Revenue decreased by $9.6 million to $854.9 million from $864.5 million;
•Gross profit increased by $7.8 million to $598.0 million, compared to $590.2 million. Gross profit as a percent of revenue was 69.9%, as compared to 68.3% in the prior year comparative period;
•Operating income decreased by $62.2 million to $312.6 million from $374.8 million; and
•Net income decreased by $77.1 million to $240.8 million from $317.9 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Key Non-GAAP financial results for the nine months ended June 30, 2022 were as follows:
•Constant Currency Revenues increased by 0.8%;
•EBITDA decreased by $75.2 million to $332.7 million from $407.9 million; and
•Adjusted EBITDA decreased by $60.7 million to $372.7 million from $433.4 million.
Please see a description of our Non-GAAP Financial Measures below.
Revenues
Our revenues decreased by $3.9 million, or 1.3%, to $291.1 million in the third quarter of 2022 as compared to revenues of $295.0 million in the third quarter of 2021. Changes in our revenue are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. Of this decrease, $9.7 million was attributable to unfavorable effects from foreign currency translation primarily due to the strengthening of the US dollar and to lesser extent, unfavorable changes to estimated sales deductions. Increases in volume and to a lesser extent price, favorably impacted our revenues for customers in the U.S. and Central and Southeast Asia.
Our revenues decreased by $9.6 million, or 1.1%, to $854.9 million for the nine months ended June 30, 2022 as compared to revenues of $864.5 million for the nine months ended June 30, 2021. Of this decrease, $16.6 million was attributable to unfavorable effects from foreign currency translation primarily attributed to the strengthening of the US dollar and to a lesser extent, unfavorable changes to estimated sales deductions. Increases in volume and to a lesser extent price, favorably impacted our revenues for customers in the U.S., Canada, Mainland China, and countries within Eastern Europe, the Middle East, Africa and Central and Southeast Asia.
Revenues by geographic region are as follows:

	Three months ended June 30,				Nine months ended June 30,
	2022	2021	As Reported	Constant Currency	2022	2021	As Reported	Constant Currency
United States	$158.0	$151.8	4.1%	4.1%	$450.4	$450.1	0.1%	0.1%
International	133.1	143.2	(7.1)	(0.3)	404.5	414.4	(2.4)	1.6
Total	$291.1	$295.0	(1.3)%	2.0%	$854.9	$864.5	(1.1)%	0.8%
Cost of products sold
Cost of products sold decreased by $4.2 million, or 4.5%, to $88.2 million in the third quarter of 2022 as compared to $92.4 million in the third quarter of 2021. Cost of products sold as a percentage of revenues were 30.3% for the three months ended June 30, 2022 as compared to 31.3% in the three months ended June 30, 2021. The decrease in cost of products sold between periods was primarily driven by a decrease in revenues in the current period. Costs of products sold as a percentage of revenues decreased by approximately 100 basis points as compared to the prior year period due to favorable product mix in the current year period. This was partially offset by the negative impact of inflation on raw materials costs (including freight), direct labor, and overhead. We intend to continue to work to improve productivity to help offset these increased costs.
Cost of products sold decreased by $17.4 million, or 6.3%, to $256.9 million for the nine months ended June 30, 2022 as compared to $274.3 million for the nine months ended June 30, 2021. Cost of products sold as a percentage of revenues were 30.0% for the nine months ended June 30, 2022 as compared to 31.7% in the nine months ended June 30, 2021. The decrease in cost of products sold between periods was primarily driven by $13.8 million of impairment charges associated with the write-offs of certain construction in progress assets that were recorded in the first quarter of fiscal year 2021, and to a lesser extent, a decrease in revenues in the current year period, and the impact of inflation on costs of certain raw materials (including freight), direct labor, and overhead. We intend to continue to work to improve productivity to help offset these increased costs. This impairment charge negatively impacted our cost of products sold as a percentage of revenues in the prior year period by approximately 120 basis points. Excluding this impairment charge, our cost of product sold as a percentage of revenues would have been approximately 30.6% in the prior year period.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Selling and administrative expenses
Selling and administrative expenses increased by $23.3 million, or 38.5%, to $83.8 million in the third quarter of 2022 as compared to $60.5 million in the third quarter of 2021.
Our selling and administrative expenses increased by $43.4 million, or 25.6%, to $212.9 million for the nine months ended June 30, 2022 as compared to $169.5 million for the nine months ended June 30, 2021.
The increase for both the three and nine month comparative periods were primarily driven by an increase in compensation and benefit costs due to increased headcount and to a lesser extent increases in marketing and advertising spend both attributed to the Separation and embecta becoming a stand-alone publicly-traded company.
Research and development expenses
Research and development expenses decreased by $1.4 million, or 8.9%, to $14.3 million in the third quarter of 2022 as compared to $15.7 million in the third quarter of 2021.
Our research and development expenses increased by $6.6 million, or 11.9%, to $49.0 million for the nine months ended June 30, 2022 as compared to $43.8 million for the nine months ended June 30, 2021.
The decrease for the three month comparative period was primarily driven by timing of research and development projects. The increase for the nine month comparative period was primarily driven by increased investment in the development of new products, specifically our insulin patch pump.
Other operating expenses
We incurred other operating expenses of $7.7 million and $23.5 million for the three and nine months ended June 30, 2022, respectively, driven by costs related to the Separation.
The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other transaction costs attributed to being a stand-alone publicly traded company.
Interest expense, net
Interest expense, net increased to $19.5 million in the third quarter of 2022, primarily due to the issuance of long-term debt. We expect our interest expense, net to increase sequentially in the fourth quarter of 2022. See Note 10 to the Condensed Consolidated Financial Statements included elsewhere in this report for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net, decreased by $4.6 million to $(4.0) million in the third quarter of 2022 as compared to $0.6 million in the third quarter of 2021.
Other income (expense), net decreased by $7.8 million to $(4.1) million for the nine months ended June 30, 2022 as compared to $3.7 million for the nine months ended June 30, 2021.
The decrease for the three and nine month comparative periods was mainly driven by amounts due to BD for tax liabilities incurred in deferred jurisdictions where BD is considered the primary obligor.
Income tax provision
The effective income tax rates were 15.2% and 16.2% for the three months ended June 30, 2022 and 2021, respectively, and 15.2% and 16.0% for the nine months ended June 30, 2022 and 2021, respectively. The decrease in effective tax rates for both comparative periods is primarily driven by the geographical mix of income attributable to various jurisdictions that have income tax rates that vary from the U.S. tax rate.
The Company is subject to income tax in the various jurisdictions in which we operate. A significant portion of the Company's earnings are taxed in jurisdictions with statutory tax rates that are lower than the statutory tax rate of the United States. The effective tax rate can vary from quarter to quarter because of changes in the geographical mix of the Company's earnings, changes in tax laws and matters related to tax audits.

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
We believe EBITDA is an important valuation measurement for management and investors given the effect non-cash charges such as amortization related to acquired intangible assets and depreciation of capital equipment have on net income. Additionally, we regard EBITDA as a useful measure of operating performance and cash flow before the effect of interest, taxes, depreciation and amortization and as a complement to operating income, net income and other GAAP financial performance measures. We define adjusted EBITDA as EBITDA excluding certain items that affect comparability of operating results and the trend of earnings. These adjustments are either non-cash or irregular in nature, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) share-based compensation, (ii) impairment losses incurred, (iii) one-time costs which include costs to stand up the Company, and (iv) other significant items management deems irregular or non-operating in nature. We use adjusted EBITDA when evaluating operating performance because we believe the exclusion of such adjustments is necessary to help provide an accurate measure of on-going core operating results and to evaluate comparative results period over period.
For the three and nine month periods ended June 30, 2022, the reconciliation of net income to EBITDA and adjusted EBITDA was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$62.4	$104.7	$240.8	$317.9
Interest expense	19.5	—	24.4	—
Income taxes	11.2	20.2	43.3	60.6
Depreciation and amortization	9.1	9.9	24.2	29.4
EBITDA	102.2	134.8	332.7	407.9
Share-based compensation expense	5.8	2.9	14.3	9.6
One-time costs(1)(2)	9.9	2.1	25.7	2.1
Impairment losses(3)	—	3.8	—	13.8
Adjusted EBITDA	$117.9	$143.6	$372.7	$433.4

(1)One-time costs incurred during the three months ended June 30, 2022 primarily include costs to stand up the Company. Approximately $7.7 million of the one-time costs are recorded in Other operating expenses, $1.7 million are recorded in Selling, general and administrative expenses, $0.3 million are recorded in Research and development expense, and $0.2 million are recorded in Cost of products sold. For the three months ended June 30, 2021, $2.1 million of the one-time costs are classified in Other operating expenses.
(2)One-time costs incurred during the nine months ended June 30, 2022 primarily include costs to stand up the Company. Approximately $23.5 million of the one-time costs are recorded in Other operating expenses, $1.7 million are recorded in Selling, general and administrative expenses, $0.3 million are recorded in Research and development expense, and $0.2 million are recorded in Cost of products sold. For the nine months ended June 30, 2021, $2.1 million of the one-time costs are classified in Other operating expenses.
(3)Relates to impairment charges incurred during fiscal year 2021. Refer to the Cost of products sold section above.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the U.S. dollar at exchange rates that fluctuate from the beginning of such period. A stronger U.S. dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues as compared to the prior-year period. We evaluate our results of operations on both a reported and a Constant Currency basis, which excludes the impact of fluctuations in foreign currency exchange rates by comparing results between periods as if exchange rates had remained constant period-over-period. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a Constant Currency basis in addition to reported results helps

Dollar amounts are in millions except per share amounts or as otherwise specified.

improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We calculate Constant Currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a Constant Currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
For the three and nine months ended June 30, 2022, the reconciliation of revenue growth to Constant Currency was as follows:

	Three months ended June 30,
	2022	2021	Total Change	Estimated FX Impact	Constant Currency Change
Total Revenues	$291.1	$295.0	(1.3)%	(3.3)%	2.0%

	Nine months ended June 30,
	2022	2021	Total Change	Estimated FX Impact	Constant Currency Change
Total Revenues	$854.9	$864.5	(1.1)%	(1.9)%	0.8%
LIQUIDITY AND CAPITAL RESOURCES
Up to the date of Separation on April 1, 2022, embecta (historically the "Diabetes Care Business") was dependent upon BD for all of its working capital and financing requirements. embecta has historically generated, and expect to continue to generate, positive cash flow from operations.
In February 2022, and in connection with the Separation, embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030. Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
In March 2022, embecta entered into a credit agreement, providing for a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The initial draw of the full amount of the Term Loan was for a 3-month period at an interest rate of 3.65%. In late June, the borrowing has been continued for another 3-month period until September 30, 2022, at which point it can be repaid or further continued, at our option; we currently intend to continue to borrow under the Term Loan from time to time until maturity. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. Borrowings under the Revolving Credit Facility bear interest, at embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in U.S. dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2022, no amount has been drawn on the Revolving Credit Facility.
Additionally in March 2022, embecta issued $200.0 million of 6.75% senior secured notes to BD. On April 1, 2022, BD transferred the Related Party Notes with a notional of $200.0 million issued by embecta to Morgan Stanley pursuant to a tender offer. Morgan Stanley then sold the senior secured notes to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended. As of April 1, 2022, the 6.75% Notes became third party debt of embecta. The 6.75% Notes carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
The credit agreement and the indenture for the 5.00% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and 5.00% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions,

Dollar amounts are in millions except per share amounts or as otherwise specified.

redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2022, we were in compliance with all of such covenants.
We utilized the aggregate proceeds received to make distribution payment of approximately $1,466.0 million to BD in connection with the Separation for assets transferred by BD to embecta. Subsequent to the proceeds received and distribution payment made to BD, we retained approximately $165.0 million in cash and cash equivalents.
The following is a summary of embecta's total debt outstanding as of June 30, 2022:

Term Loan	$947.6
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,647.6
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(38.9)
Long-term debt	$1,599.2
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2022	$2.4
2023	$9.5
2024	$9.5
2025	$9.5
2026	$9.5
Thereafter	$1,607.3
Leases
In conjunction with the Separation, we entered into a lease agreement with BD pursuant to which the Company would lease approximately 278,000 square feet of manufacturing space and equipment at BD's manufacturing facility in Holdrege, Nebraska for an initial term of 10 years. The lease is classified as a finance lease. Base rent payments commenced in the third quarter of 2022. The Company has an option to extend the lease term for an additional period of up to five-years.
Maturities of our Holdrege finance lease and other operating lease liabilities as of June 30, 2022 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2022	$0.9	$0.8	$1.7
2023	3.6	1.2	4.8
2024	3.6	1.2	4.8
2025	3.7	1.2	4.9
2026	3.7	0.4	4.1
Thereafter	43.9	—	43.9
Total lease payments	$59.4	$4.8	$64.2
On April 1, 2022, the Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ that has not yet commenced. The lease is expected to commence during the first half of fiscal year 2023.
Factoring Agreement
In conjunction with the Separation, we entered into a Trade Receivables Factoring Agreement with BD. embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Trade Receivables Factoring Agreement.
Access to Capital and Credit Ratings
In January 2022, Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) assigned credit ratings to embecta of Ba3 and B+, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2022	2021
Net cash provided by (used for)
Operating activities	$354.2	$370.8
Investing activities	$(15.4)	$(25.9)
Financing activities	$(40.9)	$(344.9)
Net Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2022 was attributable to net income of $240.8 million and net adjustments of $113.4 million, which includes $46.7 million of non-cash adjustments related to depreciation and amortization, share-based compensation, and pension expense, and $66.2 million of net cash used relating to changes in working capital.
Cash used relating to working capital was driven by an increase in amounts due from Becton, Dickinson and Company of $99.6 million, and increases of $23.6 million and $25.8 million in inventories and prepaid expenses, respectively. Offsetting the amounts above is cash provided by a decrease in trade receivables of $123.6 million, an increase of $67.3 million in accounts payable and accrued expenses, and an increase of $10.8 million in income and other net taxes payables.
The increase in amounts due from Becton, Dickinson and Company primarily relates to factored receivables and inventory purchases for which payment has not yet been collected from BD as of June 30, 2022. The increase in inventories is primarily driven by a concerted effort to build inventory for the remainder of fiscal 2022 to meet expected demand.
The decrease in trade receivables primarily relates to the Factoring Agreement, in which embecta transfers certain trade receivable assets to BD in exchange for cash. The increase in amounts for accounts payable and accrued expenses relates current liabilities with BD primarily for inventory purchases, as well as increases in employee benefits and payroll. The increase in income and other net taxes payables is driven by income tax on earnings in the various jurisdictions in which the Company operates.
Net cash provided by operating activities during the nine months ended June 30, 2021 was attributable to net income of $317.9 million and net adjustments of $52.7 million, which includes $59.8 million of non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, share-based compensation, and pension expense, and a $6.9 million net use of cash relating to changes in working capital. The net use of cash relating to working capital was driven by an increase in inventories of $16.7 million and an increase in prepaid expenses and other of $4.0 million. These changes were partially offset by an increase in other current liabilities of $4.4 million.
The increase in inventories can primarily be attributed to the timing of capitalized variances as well as higher inventory on hand as of period end compared to prior year.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $15.0 million and $24.0 million during the nine months ended June 30, 2022 and 2021, respectively, to support further expansion of our business and operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended June 30, 2022, represents proceeds from the issuance of long-term debt of $1,450.0 million, offset by $33.3 million of payments for long-term debt issuance costs, $5.6 million of payments for debt fees associated with the revolving credit facility, $2.4 million of required payments on long-term debt, and $1,266.0 million of net consideration paid to Becton, Dickinson and Company in connection with the Separation. See Note 10 to the Condensed Consolidated Financial Statements elsewhere in this report for further details. Additionally, proceeds from the issuance of long-term debt was further offset by $182.7 million related to net transfers to Becton, Dickinson and Company.
Net cash used for financing activities for the nine months ended June 30, 2021, represents net transfers entirely to BD (see Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this report).
On August 15, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of the company’s common stock. The dividend is payable on September 14, 2022 to stockholders of record at the close of business on August 26, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing the Form 10 except as follows:
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows.
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 13, Financial Instruments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan B Facility ("Term Loan"). The interest rate is set at 300 basis points over the U.S. secured overnight financing rate ("SOFR"), with a 0.50% SOFR floor. Based on our outstanding borrowings at June 30, 2022, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.5 million on an annualized basis. Refer to Note 10, Long-Term Debt of the Notes to Condensed Consolidated Financial Statements for further information.
Item 4. Controls and Procedures.
An evaluation was carried out by embecta’s management, with the participation of embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to embecta and its consolidated subsidiaries would be made known to them by others within these entities.
During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, embecta’s internal control over financial reporting.

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
Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a)

31.2*	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a)

32.1**	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2**	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

Dollar amounts are in millions except per share amounts or as otherwise specified.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

By:	/s/ Devdatt Kurdikar
Name:	Devdatt Kurdikar
Title:	President and Chief Executive Officer
Date: August 15, 2022

By:	/s/ Jacob Elguicze
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
Date: August 15, 2022