Form 10-K
period 2022-09-30
Embecta Corp.
filed 2022-12-22
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ to _

Commission file number 001-41186
EMBECTA CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-1583942
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

300 Kimball Drive, Suite 300, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip code)
(201) 847-6880
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EMBC	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Emerging growth company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
As of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on The Nasdaq Global Select Market on April 1, 2022.

The registrant had outstanding 57,074,073 shares of common stock as of November 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Embecta Corp.
2022 Form 10-K Annual Report
i

PART I.
Item 1. Business.
General
Embecta Corp. (also referred to herein as "Embecta") was formed through a spin-off of the diabetes care business (the "Separation") from Becton, Dickinson and Company ("BD"). All references in this Form 10-K to "Embecta", "the Company", "we", "our" or "us" refer to Embecta Corp., a Delaware corporation, and its subsidiaries, unless otherwise indicated by the context. On April 1, 2022 (the "Separation Date"), Embecta and BD entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, BD agreed to spin off its diabetes care business ("Diabetes Care Business") into Embecta, a new, publicly traded company.
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. In our close to 100-year history of our business, we believe that our products have become one of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety arm that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
In addition to selling pen needles, syringes and safety devices, we seek to promote advances in diabetes care through thought leadership, and engagement with the diabetes community, healthcare providers and other stakeholders. To foster connection with and offer support to people with diabetes, we launched our diabetes care app in 2018, which has been downloaded more than 550,000 times. The diabetes care app serves as a channel for our support, education of and engagement with the diabetes community. In addition, we intend to explore strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth. We intend to selectively pursue strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
Global Operations
Our global manufacturing, commercial team and distribution networks enable us to produce and distribute our products to end users and healthcare providers in over 100 countries. We have three manufacturing sites located in Ireland, the United States and China. We believe that these manufacturing sites enable us to efficiently and consistently produce high-quality, safe and reliable products. We distribute our products through a variety of channels, including retail, hospitals, pharmacies and other institutional channels. Our commercial team and distribution networks enable us to reach a broad base of customers across the globe.
Raw Materials and Components
We use a broad range of raw materials in the manufacture of our products. We purchase all our raw materials and certain components from third-party suppliers. The primary materials that comprise our pen needles and insulin syringes are cannula, plastic resin, adhesive, needle lubricants, rubber stoppers and packaging material. We purchase some of these and other materials from a single or limited number of sources for various reasons, including quality assurance, cost-effectiveness, and continuity of supply, among others.
In connection with the Separation, we entered into a cannula supply agreement with BD, whereby BD sells to us cannulas for incorporation into our pen needles and syringes. Subsequent to the Separation, BD retained ownership of all cannula production activities and the associated intellectual property rights of BD and its subsidiaries relating to cannula, the manufacture thereof and other critical cannula-related technology.
The design and formulation of certain materials and components is proprietary and the intellectual property rights may be owned exclusively by one party. In the case of sole sourced parts, we manage risk through holding inventory ourselves and at the supplier to ensure continuity of supply and lower the risk of disruption.

Research and Development
Our strategy seeks to update and develop enhanced technology for our portfolio of current and future products by focusing on patient unmet needs and market expansion. As we develop these products we intend to apply for clearance from the U.S. Food and Drug Administration (the “FDA”) and similar regulatory authorities in jurisdictions outside of the United States.
For example, we are currently working on developing an insulin patch pump focused on serving the needs of people living with Type 2 diabetes. We anticipate this insulin patch pump will have an increased reservoir size to hold more insulin and a simplified user interface compared to existing insulin patch pumps, and overall provide for an improved user experience.
Intellectual Property and Licenses
Intellectual property is a strategic priority for our business. We use a combination of patents, copyrights, trademarks, trade secrets, nondisclosure agreements and other measures to establish and protect our proprietary rights. In many cases, we own this intellectual property directly, but in other cases, we access technologies through a combination of license and supply arrangements.
While no single patent or patent family is material to our business, our pen needle and syringe products contain features that are protected by a portfolio of utility and design patents, including features related to safety, comfort and ease of use. In addition, potential features of our insulin patch pump technology and finer gauge pen needle currently under development and software we market to end users for managing diabetes are covered by a variety of patents and patent applications. Generally, patent protection for these products and technologies is sought in the United States, Canada, Europe, China and Japan. We are not aware of any pending third-party claims or challenges that would be expected to materially affect the patent protection of these products or technologies.
As of September 30, 2022, we held about 1,100 patents in the United States and in various foreign countries in which we conduct business, as well as about 280 patents pending. The majority of our U.S. and foreign patents for individual products are in force for twenty years from the initial filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.
Our products and services are sold around the world under various trade names, trademarks and brand names, which we consider to be valuable in the marketing of our products in each segment. As of September 30, 2022, we had about 400 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as about 220 trademark applications pending worldwide.
Embecta owns, and BD provides Embecta a license to use, intellectual property rights necessary to operate our business. BD grants Embecta a license to use such intellectual property rights on the terms and conditions set forth in an intellectual property matters agreement, which are described under “Agreements Related to the Separation.”
Competition
The diabetes care industry is highly competitive, subject to rapid change and significantly affected by new product introductions and innovation. Our products compete across a continuum of therapies and administration modalities designed to manage diabetes. We face competition and innovation from both new and existing companies pursuing new delivery devices, injection technologies, drugs, and therapeutics for the treatment of diabetes.
Companies with whom we currently compete in the diabetes drug injection business include Novo Nordisk, HTL-Strefa, Terumo Medical Corporation, and Ypsomed. We also compete with providers of insulin pumps and other insulin administration devices. We compete in the marketplace based on a number of factors, including product quality, clinical innovation, price, service and reputation.
Regulation
Changes in legislation or government policies, including with respect to licensing, health information privacy and data privacy and healthcare costs, reimbursement, coverage and access, can have a material impact on our worldwide operations. Our operations are subject to, and affected by, regulations of medical devices promulgated by federal, state and local authorities in the United States, including the FDA, and other regulatory authorities with jurisdiction over our foreign operations. FDA regulations govern, among other things, product design and development, preclinical and clinical testing, pre-market clearance and approval, manufacturing, labeling, product storage, advertising and promotion, sales and distribution, post-market adverse event reporting, postmarket surveillance, complaint handling, repair or recall of products and record keeping. These regulations not only affect our existing markets products, but also our ability to market new products under development. For existing and potential new products, failure to comply with ongoing regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include warning letters that require corrective action, fines, injunctions, rescissions of previously granted clearances and/or approvals and other penalties.

We maintain a robust FDA Quality System Regulation and ISO Quality Systems that establish standards for our product design, manufacturing, and distribution processes, inclusive of Current Good Manufacturing Practices. The FDA and other regulatory agencies engage in periodic reviews and inspections of our quality systems, as well as product performance and advertising and promotional materials. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and other regulatory bodies. Prior to marketing or selling most of our products, we must secure approval from the FDA and counterpart non-United States regulatory agencies. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, we anticipate these factors in product development and planning processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.
International sales of our products are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain clearance or approval by a foreign regulatory authority may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly, particularly outside of the European Union, Canada and other industrialized countries. In addition, other jurisdictions continue to update requirements for marketing and sale of products in their geography, often becoming more stringent. As we operate in other regions and continue to expand into emerging markets, new requirements may require updates to our quality management system. These global changes are monitored and reviewed as part of the overall quality lifecycle.
For further discussion of risks related to government regulations, see “Risk Factors” in Item 1A.
Agreements Related to the Separation
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Embecta and BD (including certain deferred assets and liabilities) as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Embecta's business with Embecta and financial responsibility for the obligations and liabilities of BD’s remaining businesses with BD, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Embecta and BD of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Embecta’s and BD’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of BD’s business and Embecta’s business.
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services. The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. The services will terminate no later than 24 months following the Separation. The service recipient may terminate any services by giving prior written notice to the provider of such services and paying any applicable wind-down charges.
•Distribution Agreements - Embecta and BD entered into distribution agreements for certain territories, principally in the Asia Pacific Region and Latin America, whereby a subsidiary of BD has been appointed as a distributor of Embecta or its relevant subsidiaries to support certain commercial operations of the diabetes care business on a transitional basis in these regions for a maximum of two years. The distribution agreements will each continue until either (1) certain governmental approvals needed to distribute products in the defined territory are obtained and order-to-cash processes and other services of the Company for such territory are migrated to an alternative commercial arrangement between the parties or (2) the applicable services are transitioned to a third-party distributor or independently performed by Embecta, but in any event no longer than the maximum term of two years. Embecta shall pay BD a return of 1.5% to 2.0% of net revenue for each territory.
•Cannula Supply Agreement - Embecta and BD entered into a cannula supply agreement whereby BD sells to Embecta cannulas for incorporation into Embecta's existing syringes and pen needles, safety syringes and safety pen needles, and insulin patch pump, pen needles and safety pen needle currently under development. BD retains ownership of all cannula technology, cannula production activities and the intellectual property rights therein. Embecta is limited to a maximum number of cannulas that it can purchase under the cannula supply agreement, which will be an absolute upper limit of cannulas per year and yearly limits that vary with annual demand. The cannula supply agreement is terminable by Embecta without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than five years from the Separation. The cannula supply agreement will be terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the Separation. However, in the event of a change of control of Embecta, BD has the right to terminate the cannula supply agreement in its sole discretion. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if Embecta’s yearly forecast is below the required minimum purchase amount, and the parties have other customary termination rights for material breach or bankruptcy of the other party.
•Tax Matters Agreement - Pursuant to the tax matters agreement, Embecta agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions. Embecta may take certain actions prohibited by these covenants only if Embecta obtains and provides to BD an opinion from a United States tax counsel or accountant of recognized national standing, in either case satisfactory to BD, to the effect that such action would not jeopardize the tax-free status of the distribution and certain related transactions, or if Embecta obtains prior written consent of BD. Embecta is barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of the distribution and certain related transactions or result in certain other taxes to BD, for all relevant time periods. In addition, during the period ending two years after the Separation, these covenants include specific restrictions on Embecta’s (i) discontinuing the active conduct of Embecta’s trade or business; (ii) issuance or sale of stock or other securities (including securities convertible into Embecta stock, but excluding certain compensatory arrangements); (iii) liquidating, merging, or consolidating with any other person; (iv) amending Embecta’s certificate of incorporation (or other organizational documents) or taking any other action, whether through a stockholder vote or otherwise, affecting the voting rights of Embecta common stock; (v) sales of assets outside the ordinary course of business; and (vi) entering into any other corporate transaction which would cause Embecta to undergo a 50% or greater change in its stock ownership.
•Logistics Services Agreement - Embecta and BD entered into a logistics services agreement whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years. Embecta will pay BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue.
•Other agreements that Embecta entered into with BD include, but are not limited to, an employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility location in Holdrege, Nebraska.
Human Resources ("HR")
As of September 30, 2022, we had approximately 1,900 regular employees globally (approximately 2,200 if deferred closing countries are included – China, Mexico, Italy), with approximately 900 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading diabetes care companies. Our success is dependent on our ability to attract, engage and retain the best talent that reflects our diverse communities. To do so, we focus on the most critical areas that help create a great workplace and enable our business priorities.
At Embecta our mission, vision and values inspire passion and purpose in the day-to-day work of our employees. Our mission of developing and providing solutions to make life better for people living with diabetes helps us attract potential employees interested in making a difference to the world. As we exit our transition service agreements with BD and stand up our own Embecta HR Operations and Service Delivery model, we have the unique opportunity to integrate Environment, Social, Governance ("ESG") as well as Inclusion, Diversity and Equity ("ID&E") principles into the foundation of our HR practices.
We believe that we are seen as an employer of choice and we focus on providing a personalized experience from the moment an employee considers joining the Embecta team. In addition to helping make life better for people living with diabetes, our employee value proposition includes factors such as a strong rewards package, a focus on development, and engaging with our employees as we shape our new company together.
At Embecta, our Total Rewards programs enable behaviors that drive performance, reward for results and create long-term value for our stockholders and employees. We continually monitor our programs and policies to ensure they are competitive and have a clear link to our business and talent strategy. We pay for performance and are committed to compensating employees fairly and equitably. Our employee benefit programs provide flexibility and choice, and enrich the health, well-being and security of our employees.
We are building a learning culture where employees at all levels of the organization are encouraged to grow and improve, including company-wide training on our Code of Conduct, job related technical training, and easy access to virtual on demand learning. At Embecta, long term succession planning and capability building are integral to our talent practices that are aimed at helping our employees be the best versions of themselves while simultaneously building our future talent pipeline. All employees are encouraged to establish individual, team and development goals in partnership with their manager to ensure clarity and alignment while retaining focus on growth and development.
In alignment with our continuous improvement culture, we seek feedback through surveys and other means so that employees can share their perspectives on ways to continuously improve our workplace climate. As a newly independent company with agility at its core, employee feedback helps us make adjustments in our ways of working and embedding our values. What we do at Embecta is personal to Embecta employees, and our HR practices are designed to enable our employees in fulfilling our mission of helping people with diabetes.
Inclusion, Diversity & Equity
Embecta engages a workforce that reflects the communities it operates in. Our workforce possesses a broad range of thoughts and experiences, starting with a diverse leadership team and board of directors. Our commitment to ID&E is embedded in our values. We believe that diversity of our teams makes us better at identifying opportunities and solving problems. We are committed to creating and sustaining an environment where everyone brings their authentic selves to work, to help us fulfil our mission of helping people with diabetes.
Corporate Responsibility ("CR") and ESG
As part of the Separation from BD, Embecta is in process of developing a standalone multi-year strategy to advance its ESG initiatives. The focus in fiscal year 2022 was primarily evaluation, as Embecta’s risks and impacts are different to those of BD. This evaluation phase commenced with a Sustainability Materiality Assessment and an internal review of the United Nations Sustainable Development Goals. Separately, the governance structures for managing ESG topics and updates were documented via the Company's Enterprise Risk Committee charter. Embecta plans to publish its inaugural Sustainability Report in mid fiscal year 2023.
Available Information
Embecta maintains a website at www.embecta.com. The Company makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at investors.embecta.com.
In addition, the written charters of the Audit Committee; the Compensation and Management Development Committee; the Corporate Governance and Nominating Committee; and the Technology, Quality and Regulatory Committee of the Board of Directors, Embecta’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at Embecta’s website at https://investors.embecta.com/corporate-governance/documents-charters. Printed copies of these materials, this Annual Report on Form 10-K, and Embecta’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, Embecta, 300 Kimball Dr., Suite 300, Parsippany, New Jersey 07054, telephone 201-847-6880. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Embecta also routinely posts important information for investors on its website at investors.embecta.com. Embecta may use this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD adopted by the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.
Item 1A. Risk Factors.
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating Embecta and Embecta common stock. The summary below provides an overview of many of the risks and uncertainties we encounter that are described in this Annual Report on Form 10-K that could materially and adversely affect Embecta’s business, financial condition or results of operations. An investment in our common stock involves a variety of risks and uncertainties. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. The risks we face include, but are not limited to, the following:

Risks Related to Embecta’s Business
•The medical technology industry is very competitive.
•Embecta generates a significant amount of its profits and cash flows from a few key products, and any events that adversely affect the sale or profitability of these products could have an adverse impact on Embecta’s sales, results of operations and cash flows.
•Technological breakthroughs in diabetes treatment or prevention may reduce demand for Embecta’s products.
•Embecta obtains components and raw materials for its products from third parties, including BD. These third parties may fail to perform under their agreements with Embecta, or there may be a reduction or interruption in the manufacturing and supply of these components and raw materials. Any such failure to perform or a reduction or interruption in supply could have a material adverse effect on Embecta’s business and operations.
•Embecta may experience difficulties and delays in the manufacturing of its products or sterilization operations, and any such difficulties and delays could adversely affect Embecta’s business.
•A substantial portion of Embecta’s revenue is derived from sales to a few customers. If these customers reduce the amount of product that they purchase from Embecta, reduce the amount that they are willing to pay for such products or increase charges to distribute such products, Embecta’s business, financial condition and results of operations could be adversely affected.
•Embecta’s products are subject to continuous reimbursement, coverage and access scrutiny by both private and government payers, including the scope of products covered, access and coverage among product brands and manufacturers, reimbursement limitations and price adjustment restrictions. A change in any of these factors could have an adverse impact on Embecta’s financial condition and results of operations.
•Embecta may enter into strategic collaborations, in-licensing arrangements or alliances with third parties that may not result in the development of commercially viable products or the generation of revenue.
•Embecta’s sales and marketing efforts rely upon independent distributors that are free to market products that compete with Embecta’s products, and if Embecta is unable to maintain or expand its network of independent distributors, its business could be materially adversely affected.
•Embecta’s future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed or be successful.
•If the third parties on which Embecta relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, or if market or clinical studies are unfavorable to its products in development, Embecta may not be able to obtain regulatory clearance or approval or commercialize its products.
•Embecta may be unable to maintain strong relationships with physicians and other healthcare professionals which could adversely affect its business.
•Embecta may not be able to successfully execute its acquisition strategy, which could adversely affect its financial condition and results of operations.
•Embecta’s international operations subject it to certain business risks.
•Embecta's intellectual property and proprietary technology are material to its business operations and are subject to infringement and other risks.
•A disruption at one of our facilities could adversely affect our business and operating results.
•Insurance coverage may be inadequate or unavailable to cover any product liability losses we incur.
•Embecta is subject to a number of restrictive covenants under its indebtedness, including customary operating restrictions and financial covenants, which could restrict Embecta’s ability to pay dividends or adversely affect its financing options and liquidity position.
•Embecta is subject to risks associated with public health threats, including the ongoing COVID-19 pandemic, which could have a material adverse effect on Embecta's financial condition and results of operations.
Risks Related to the Separation from BD
•Embecta has a limited history of operating as an independent company, and its historical financial information may not be a reliable indicator of its future results.
•Since the Separation, Embecta’s financial profile has changed, and it is a smaller, less diversified company than BD prior to the Separation.
•Embecta may not achieve some or all of the expected benefits of the Separation.

•Embecta may be unable to replace the services that BD currently provides to it on terms that are at least as favorable to Embecta as the terms on which BD is providing such services, which could have an adverse effect on Embecta’s business and results of operations.
•Following the end of the transition period, Embecta will be required to rebrand its products to remove the BD name, transfer or obtain new manufacturing, supply chain, regulatory and product licenses and registrations in the name of Embecta, which could adversely affect its ability to attract and maintain end users or which could result in delays or interruptions of Embecta's commercialization and distribution operations or the loss of customers or revenue, all of which could adversely affect its financial condition and results of operations.
•Embecta has incurred indebtedness, which could adversely affect its business and profitability and its ability to meet other obligations.
•Embecta may be affected by significant restrictions under the tax matters agreement, including on its ability to engage in certain corporate transactions for a two-year period after the Separation Date, in order to avoid triggering significant tax-related liabilities.
•Embecta may be held liable to BD if it fails to perform under its agreements with BD.
•There could be significant income tax liability if the Separation or certain related transactions are determined to be taxable for United States federal income tax purposes.
•The transfer to Embecta of certain contracts, permits and other assets and rights may require the consents, approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals are not obtained, Embecta may not be entitled to the full benefit of such contracts, permits and other assets and rights, which could increase its expenses or otherwise harm its business and financial performance.
•The closing of the Separation was deferred in certain jurisdictions, and may not occur at all in such jurisdictions, due to local regulatory requirements, which may adversely affect Embecta’s manufacturing, business, financial condition and results of operations.
•Satisfaction of indemnification obligations following the distribution could have a material adverse effect on Embecta’s financial condition, results of operations and cash flows.
Risks Related to Embecta’s Common Stock
•The price and trading volume of Embecta’s common stock may be volatile, and stockholders could lose all or part of their investment in Embecta.
•Embecta cannot guarantee the timing, amount or payment of any dividends on its common stock.
•Anti-takeover provisions could enable Embecta’s Board of Directors to resist a takeover attempt by a third-party and limit the power of its stockholders.
•Embecta’s amended and restated certificate of incorporation designates the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Embecta stockholders, which could discourage lawsuits against Embecta and its directors and officers.

The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially adversely impact our business, financial condition or results of operations. If any of the events or circumstances described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Embecta’s Business
The medical technology industry is very competitive.
Embecta faces significant competition from a wide range of companies in each market in which its products are sold. These include large companies with multiple product lines and non-traditional entrants such as technology companies, some of which may have greater financial and marketing resources than Embecta in the United States or other markets, as well as smaller, more specialized companies.
Embecta’s ability to compete will also be affected by changing preferences and requirements of people with diabetes, as well as changes in the ways healthcare services are delivered. Efforts to contain healthcare costs by governments and the private sector are also resulting in increased emphasis on products that reduce costs, improve clinical results and expand access. Embecta’s ability to remain competitive will depend on how well it will meet these changing market demands in terms of its product offerings and marketing approaches.
The medical technology industry is subject to rapid technological change and frequent introduction of new products. The development of new or improved products, processes or technologies by other companies (such as new technologies to administer insulin) that provide better features, pricing, clinical outcomes or economic value may make Embecta’s existing or new products less competitive. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies for disease states (including diabetes) that may be delivered without a medical device, such as pen needles. Lower cost producers have also created pricing pressure, particularly in emerging markets. There can be no assurance that Embecta’s products will be commercially successful, and it is possible that its business will be adversely affected from time to time as a result of products developed by its competitors.
Consolidation among payers, retailers, wholesalers, healthcare systems, and other providers is resulting in greater purchasing power for these companies. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers. Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the demand for and prices of Embecta’s products.
Embecta generates a significant amount of its profits and cash flows from a few key products, and any events that adversely affect the sale or profitability of these products could have an adverse impact on Embecta’s sales, results of operations and cash flows.
Embecta’s ability to generate profits and operating cash flow depends largely upon the continued profitability of its key products, such as its pen needles and syringes. For example, for the fiscal year ended September 30, 2022, sales of pen needles (including both conventional and safety pen needles) accounted for $912 million, or 81%, of total net revenues. Any event that adversely affects the sale or profitability of this product could adversely affect Embecta’s sales, results of operations and cash flows. These adverse events could include a decrease in the demand for such products, the pressure to decrease the price of such products, any increase in costs of manufacturing such products or other supply chain disruptions, increased availability of competitive products, increased competition from the introduction of new products related to the treatment of diabetes or removal from the market of these products for any reason.
Technological breakthroughs in diabetes treatment or prevention may reduce demand for Embecta’s products.
The diabetes treatment industry is subject to technological change and product innovation. A number of companies and medical researchers are pursuing new ways to deliver insulin to patients, including insulin administration technologies that do not require the use of a needle, or to treat diabetes without the use of insulin or by delaying the use of insulin. If they are successful in developing these technologies or treatment therapies, the demand for Embecta’s products could decline. Furthermore, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent diabetes. Any technological breakthroughs in diabetes prevention or treatment could decrease demand for Embecta’s products and have a material adverse effect on its business or results of operations.
Embecta obtains components and raw materials for its products from third parties, including BD. These third parties may fail to perform under their agreements with Embecta, or there may be a reduction or interruption in the manufacturing and supply of these components and raw materials. Any such failure to perform or a reduction or interruption in supply could have a material adverse effect on Embecta’s business and operations.
Embecta relies on a number of third parties to supply and manufacture the components and raw materials for its products. For example, in connection with the Separation and prior to the distribution, Embecta and BD entered into a cannula supply agreement, whereby BD sells to Embecta cannulas for incorporation into Embecta’s products for sale within the diabetes care sector. Cannulas are a component part of a wide variety of medical devices that use needles to deliver fluid into, or through which blood is drawn from, the body. BD retains ownership of all cannula production activities and all intellectual property rights of BD and its subsidiaries relating to cannula, the manufacture thereof and other critical cannula-related technology. The cannula supply agreement is terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the spin-off. In the event of a change of control of Embecta, BD also has the right to terminate the cannula supply agreement. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if Embecta’s yearly forecast is below the required minimum purchase amount, and the parties will have other customary termination rights for material breach or bankruptcy of the other party. Embecta is also limited to a maximum number of cannulas that it can purchase under the cannula supply agreement. If BD fails to perform under this agreement or BD terminates this agreement in accordance with its terms and, in either case, Embecta cannot find a way to purchase cannula from another party or manufacture cannula, or if Embecta needs to purchase more cannula than it is permitted under cannula supply agreement, Embecta may have insufficient cannulas for its products, which could materially adversely affect Embecta’s business, financial condition or results of operations.

Embecta also obtains other component parts and raw materials from other third parties. In many cases, Embecta does not have long-term supply agreements with suppliers of these component parts and raw materials, and its arrangements with these suppliers are on a purchase-order basis. Certain raw materials that we obtain from suppliers are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations, the demand by other companies for the same raw materials and the availability of complementary and substitute materials. In some cases, Embecta’s agreements with suppliers can be terminated by either party by convenience upon short notice.
Certain raw materials and components used in the manufacture of pen needles and syringes, including cannulas, certain oil-based resins and rubber stoppers, are not always available from multiple sources. New laws or regulations adopted in response to climate change could also increase energy and transportation costs, as well as the costs of certain raw materials and components. In addition, for quality assurance, cost-effectiveness and other reasons, Embecta purchases certain raw materials and components from a single supplier. The price and supply of these materials and components may be affected or disrupted for reasons beyond Embecta’s control. While Embecta works with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In the event that any of its existing supply arrangements are terminated or there is a reduction or interruption of supply under these existing arrangements, Embecta expects that it will be able to enter into new arrangements with alternative suppliers, but these new arrangements may be on terms that are less favorable, including with respect to price and volume, and it may be costly or cause delays in Embecta’s manufacturing process to transition to a new supplier, particularly in cases in which Embecta must comply with regulatory requirements relating to qualification of new suppliers. The termination, reduction or interruption in supply of these raw materials and components could adversely impact Embecta’s ability to manufacture and sell certain of its products.
Third-party suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints, and environmental factors, any of which could delay or impede their ability to supply the components and raw materials for Embecta’s products. Any such failure to perform or a reduction or interruption in supply could have a material adverse effect on Embecta’s business and operations.
Embecta may experience difficulties and delays in the manufacturing of its products or sterilization operations, and any such difficulties and delays could adversely affect Embecta’s business.
Embecta may experience difficulties and delays inherent in manufacturing its products, such as failure of Embecta or its suppliers to comply with applicable regulations and quality assurance guidelines, which failures may lead to: manufacturing shutdowns or manufacturing delays; delays related to the construction of new facilities or the expansion of existing facilities; and other manufacturing or distribution problems, including changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements, changes in types of products produced and physical limitations that could affect supply. In addition, Embecta could experience difficulties or delays in manufacturing its products caused by natural disasters. Manufacturing difficulties can also result in product shortages, leading to lost sales and reputational harm. In addition, many of Embecta’s products require sterilization prior to sale. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. To the extent Embecta or third parties (including BD) are unable to sterilize Embecta’s products, whether due to lack of capacity, regulatory requirements or otherwise, Embecta may be unable to transition sterilization to other sites or modalities in a timely or cost effective manner, or at all, which could have an adverse impact on Embecta’s business.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. If these customers reduce the amount of product that they purchase from Embecta, reduce the amount that they are willing to pay for such products or increase charges to distribute such products, Embecta’s business, financial condition and results of operations could be adversely affected.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. For example, for the fiscal year ended September 30, 2022, gross sales to McKesson Corporation, Cardinal Health and AmerisourceBergen Drug Corporation, Embecta’s three largest distributors, together represented approximately 40% of Embecta’s worldwide gross sales. The costs charged by these and other distributors to distribute Embecta’s products is also subject to negotiation, and such distributors may propose increases in such charges from time to time. In addition, for the fiscal year ended September 30, 2022, direct gross sales to the five largest retail pharmacies for Embecta’s products together represented approximately 14% of Embecta’s worldwide gross sales. If any of Embecta’s largest customers reduce the amount of product that they purchase from Embecta, negotiate a reduced price for such products or increase the charges to distribute such products, each could have a material adverse effect on Embecta’s business, financial condition and results of operations.

Embecta’s products are subject to continuous reimbursement, coverage and access scrutiny by both private and government payers, including the scope of products covered, access and coverage among product brands and manufacturers, reimbursement limitations and price adjustment restrictions. A change in any of these factors could have an adverse impact on Embecta’s financial condition and results of operations.
In the United States, both public and private payers continue to take aggressive steps to control their expenditures for medical devices by placing restrictions on how many and which brands of devices they will provide coverage for across the spectrum of available products. Important competitive factors include quality, price, price guarantees and demonstrated ability to supply markets. Any failure by Embecta to differentiate its products with existing payers based on these and other factors or establish new payer relationships may adversely affect its financial condition and results of operations.
In addition, consolidation and integration among healthcare institutions and providers significantly affects the competitive landscape for medical devices. Health plans, pharmacy benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Specifically, private third-party insurers and governments typically maintain formularies that specify coverage (the conditions under which drugs and medical devices are included on a plan’s formulary) and reimbursement (including both the associated out-of-pocket cost to the consumer and payment to the distributor) to control costs by negotiating discounted prices, inflation guarantees and other terms in exchange for formulary inclusion.
Adverse formulary placement can lead to reduced usage of a medical device for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations that result in higher consumer out-of-pocket cost, such as nonpreferred co-pay tiers, increased co-insurance levels, and higher deductibles. Consequently, medical device companies compete for formulary placement not only on the basis of product attributes but also by providing rebates. Price to the end customer is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable (like that of diabetes). These downward pricing pressures could continue to negatively affect Embecta’s business. In addition to formulary placement, changes in insurance designs continue to drive greater consumer cost-sharing through high deductible plans and higher co-insurance or co-pays, increasing consumer sensitivity to product choice.
Embecta is consistently managing the burden of continued pressures associated with payers’ discount requirements to maintain positive formulary positions. If Embecta fails to maintain these formulary positions or reduces prices on its products to maintain these formulary positions, it could adversely affect Embecta’s results of operations. In addition to the evolving payer market that continues to put price pressure on Embecta’s products, new competitors have emerged. Competitors that are new to the pen needle and insulin syringe categories, along with some that have emerged to begin engaging with payers, have accelerated the focus on these product categories, providing payers more choices for formulary partners within these medical device categories.
In addition to the ongoing challenges faced across the United States, Embecta faces similar access, pricing and reimbursement trends outside of the United States. Although payers’ preferences for particular devices varies regionally, key foundational considerations for choice include: product specifications, clinical evidence demonstrating efficacy and positive clinical outcomes and pricing. Embecta is challenged to deliver new, innovative and differentiated products, along with price concessions, in markets outside of the United States, and price guarantees in these regions are critical to maintain access to key distributors and end users. For example, in EMEA (which includes Europe, the Middle East and Africa), the demand for medical devices that are paid out of pocket by the end user is limited. Access to these products is largely defined by the availability and size of government reimbursement, or, in a limited number of countries, the ability of manufacturers to negotiate reimbursement directly with insurance companies. In China, the most notable threat continues to be access through volume-based procurement and Group Purchasing Organizations ("GPOs"), with potential significant price erosions and cost containment within the healthcare landscape. These continued pricing pressures could adversely affect Embecta’s financial condition and results of operations.
Embecta may enter into strategic collaborations, in-licensing arrangements or alliances with third parties that may not result in the development of commercially viable products or the generation of revenue.
In the ordinary course of its business, Embecta may enter into strategic collaborations, in-licensing arrangements or alliances to develop product candidates. Other companies, including those with substantially greater financial, marketing, sales, technology or other resources, may compete with us for these arrangements. These arrangements are subject to a variety of risks, including:
•Embecta may not identify or secure these collaborations in a timely manner, on a cost-effective basis, on acceptable terms or at all;
•these collaborations may not result in the development of products that achieve commercial success or result in any revenue to Embecta;

•Embecta may not exercise sole decision making authority with respect to material commercial decisions under these collaborations, resulting in gridlock with its partners, and its collaborators may have economic or business interests or goals that are, or that may become, inconsistent with its business interests or goals;
•Embecta may have limited control over the amount and timing of resources that its current collaborators or any future collaborators devote to its collaborators’ or its future products;
•disputes between Embecta and its collaborators may result in litigation or arbitration that would increase Embecta’s expenses and divert the attention of its management; and
•these collaborations may be terminated or dissolved in accordance with their terms prior to the development of any Embecta products or any realization by Embecta of any other benefits.
Embecta’s sales and marketing efforts rely upon independent distributors that are free to market products that compete with Embecta’s products, and if Embecta is unable to maintain or expand its network of independent distributors, its business could be materially adversely affected.
Embecta believes that a significant portion of its sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of its sales to independent distributors could increase. None of Embecta’s independent distributors in the United States has been required to sell Embecta’s products exclusively, and each of them may freely sell the products of Embecta’s competitors. If Embecta is unable to maintain or expand its network of independent distributors, its sales may be negatively affected. For the fiscal year ended September 30, 2022, McKesson Corporation, Cardinal Health and AmerisourceBergen Drug Corporation, Embecta’s three largest distributors, together represented approximately 40% of Embecta’s worldwide gross sales. If any of its key independent distributors were to cease to distribute Embecta’s products or reduce their promotion of such products as compared to the products of Embecta’s competitors, Embecta may need to seek alternative independent distributors or increase its reliance on other independent distributors or its direct sales representatives, which alternative arrangements may not be sufficient to prevent a material reduction in sales of its products.
Embecta’s future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed or be successful.
A significant element of Embecta’s strategy is to increase revenue growth by focusing on innovation and new product development. For example, Embecta is currently working on developing an insulin patch pump focused on serving the needs of people with Type 2 diabetes. Embecta is also currently working on a new finer gauge pen needle. However, potential products are still in the product development phase, and Embecta has not yet submitted an application to the FDA seeking clearance for these products. In addition, even if Embecta submits an application to the FDA for clearance, there is no assurance that such clearance will be obtained or that Embecta will be able to market and sell such products successfully. New product development requires significant investment in research and development. The results of Embecta’s product development efforts may be affected by a number of factors, including Embecta’s ability to anticipate the needs of people with diabetes, successfully complete clinical trials, obtain regulatory clearance and approvals for its products, manufacture such products in a cost-effective manner, obtain appropriate intellectual property protection for such products, gain and maintain market acceptance of such products and obtain reimbursement for such products. There can be no assurance that Embecta will be able to successfully develop or commercialize any products now in development or that Embecta may seek to develop or commercialize in the future.
If the third parties on which Embecta relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, or if market or clinical studies are unfavorable to its products in development, Embecta may not be able to obtain regulatory clearance or approval or commercialize its products.
Embecta relies on third parties, such as contract research organizations, medical institutions, clinical investigators, contract laboratories and other third parties, to conduct some of its clinical trials and pre-clinical investigations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to failure to adhere to Embecta’s clinical protocols or regulatory requirements or for other reasons, Embecta’s pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and Embecta may not be able to obtain regulatory clearance or approval for, or successfully commercialize, its products on a timely basis, or at all, and Embecta’s business and operating results may be adversely affected. Furthermore, Embecta’s third-party clinical trial investigators may be delayed in conducting such clinical trials for reasons outside of their control.
In addition, if future clinical trials fail to support the efficacy or safety of Embecta’s current or future products, Embecta’s sales may be adversely affected and may have a material adverse effect on its business, financial condition and results of operations. In addition, future clinical studies or other articles regarding Embecta’s existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than Embecta’s insulin patch pump and/or finer gauged pen needle in development or that any such product is not as effective as Embecta claims. Any of these events may negatively affect Embecta’s sales efforts and result in decreased revenue.
Embecta’s failure to maintain strong relationships with physicians and other healthcare professionals could adversely affect its business.
Embecta depends on its ability to maintain strong working relationships with physicians and other healthcare professionals in connection with research and development for some of its products. Embecta relies on these professionals to provide it with considerable knowledge and advice regarding the development and use of these products. If Embecta fails to maintain its working relationships with physicians and, as a result, no longer has the benefit of their knowledge and advice, Embecta’s products may not be developed in a manner that is responsive to the needs and expectations of the professionals who use and support such products, which could have a material adverse effect on Embecta’s business.
Embecta may not be able to successfully execute its acquisition strategy, which could adversely affect its financial condition and results of operations.
Embecta intends to explore strategic partnerships and acquisition opportunities that enable it to accelerate its growth. There is no assurance that future acquisitions will be available on attractive terms and Embecta’s ability to consummate any acquisition will be subject to various risks and uncertainties, including the negotiation of agreements on satisfactory terms, obtaining applicable regulatory clearances and approvals and, after consummation, achieving anticipated synergies and other benefits. If Embecta does not successfully execute on its acquisition strategy, it could adversely affect its financial condition and results of operations.
Embecta’s international operations subject it to certain business risks.
A substantial amount of Embecta’s sales come from its operations outside the United States, and Embecta intends to continue to pursue growth opportunities outside of the United States, especially in emerging markets. Embecta’s international operations subject it to certain risks relating to, among other things, fluctuations in foreign currency exchange, local economic and political conditions, competition from local companies, increases in trade protectionism, United States relations with the governments of the foreign countries in which Embecta operates, foreign regulatory requirements or changes in such requirements, changes in local healthcare payment systems and healthcare delivery systems, local product preferences and requirements, longer payment terms for account receivables than we experience in the United States, difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries and import or export licensing requirements. The success of Embecta’s international operations also depends, in part, on its ability to make necessary infrastructure enhancements to, among other things, its production facilities and sales and distribution networks. These and other factors may adversely impact its ability to pursue its growth strategy in these regions.
In addition to the risks discussed elsewhere, other risks associated with doing business internationally, include, but are not limited to:
•political instability and actual or anticipated military or political conflicts;
•trade protection measures, such as tariffs, and import and export licensing and control requirements;
•negative consequences from changes in or interpretations of tax laws;
•difficulty in establishing, staffing and managing international operations;
•difficulties associated with foreign legal systems, including increased costs associated with enforcing contractual obligations in foreign jurisdictions;
•changes in regulatory requirements;
•adapting to the differing laws and regulations, business and clinical practices, and consumer preferences in foreign markets;
•difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign partners, distributors or sales or marketing agents; and
•difficulty in collecting accounts receivable and longer collection periods.
In addition, Embecta’s international operations are governed by the United States Foreign Corrupt Practices Act and similar anti-corruption laws outside the United States. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by United States and foreign governmental agencies and the imposition of significant fines and penalties. Embecta’s international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. Any alleged or actual violations of these laws may subject

Embecta to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect its reputation.
Changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact Embecta’s business. The United States has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that Embecta may not be able to offset or that otherwise adversely impact its results of operations. In addition, political tensions between the United States and China have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between the two major economies. Any of these factors could have a material adverse effect on Embecta’s business, prospects, financial condition and results of operations.
The departure of the United Kingdom from the European Union (“EU”) (commonly known as “Brexit”) on January 31, 2020 has created uncertainties affecting business operations in the United Kingdom, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products Embecta sells in these markets. Embecta could face increased costs, volatility in exchange rates, market instability and other risks as a result of Brexit.
The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our Information Technology systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data. Further, if the conflict develops beyond Ukraine or further intensifies, it could have an adverse impact on our operations in the European Union or other affected areas. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although operations in Russia and Ukraine do not constitute a material portion of our business, a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

The long-term effects of global climate change present risks to our business. Extreme weather or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials and components required for the operation of our business. Such conditions could also result in physical damage to products, plants and distribution centers, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. These events could adversely affect our operations and our financial performance.
Foreign currency exchange rate, inflation, commodity price, energy prices and supply, and interest rate fluctuations may adversely affect Embecta’s financial condition and results of operations.
Embecta is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices, energy resource prices and uninterrupted energy supply, and interest rates. Products manufactured in, and sold into, regions outside of the United States represent a significant portion of Embecta’s operations. The Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K reflect translation of financial statements denominated in non-United States currencies to United States dollars as well as the foreign currency exchange gains and losses resulting from the re-measurement of assets and liabilities. A strengthening or weakening of the United States dollar in relation to the foreign currencies of the countries in which Embecta sells or manufacture its products, such as the euro, will affect its United States dollar-reported revenue and income. Changes in the relative values of currencies may, in some instances, have a significant effect on its results of operations.
Many of Embecta’s products have significant resin content. Embecta also uses quantities of other commodities, such as rubber, corrugate and steel. Increases in the prices of these commodities, including due to inflation in the United States or in other markets, could increase the production and other input costs of Embecta’s products. Embecta may not be able to pass on these costs to its customers, which could have a material adverse effect on its results of operations and cash flows.
The Russia and Ukraine conflict, coupled with possible related supply chain shortages may affect the energy power sector’s networks and ability to supply their customers, including Embecta. These disruptions may lead to manufacturing shutdowns, component shortages, logistics constraints, project delays, loss of productivity, divergent product standards and regulations, trade policies, labor shortages, commodity shortages, and price increases, among others. Embecta relies on uninterrupted energy to power its manufacturing facilities and any disruption could adversely affect its operations. In addition, increases in energy prices could increase the production and other costs of Embecta’s operations and products.

Increases in interest rates may adversely affect the financial condition of Embecta’s distributors and suppliers, thereby adversely affecting their ability to buy Embecta’s products and supply the components or raw materials needed by Embecta, in each case adversely affecting Embecta’s financial condition or results of operations. If the United States Federal Reserve continues to raise the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase in fiscal 2023. To the extent we borrow on our revolving credit facility, we will also be subject to risks related to changes in interest rates.
Fluctuations in Embecta’s effective tax rate and changes to tax laws may adversely affect it.
As a global company, Embecta is subject to taxation in numerous countries, states and other jurisdictions. Embecta’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which it operates. In preparing its financial statements, Embecta estimates the amount of tax that will become payable in each of these jurisdictions and significant judgement is required in determining our worldwide provision for income taxes. Embecta’s effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in overall profitability, geographical mix of earnings before income taxes, tax discrete items that are not recurring in nature, and changes in tax laws, including potential proposed tax legislation. If any potential legislative proposals are ultimately enacted, they could materially impact Embecta’s tax provision, cash tax liability and effective tax rate. Any of these factors could cause Embecta to experience an effective tax rate significantly different from previous periods or its current expectations, which could have an adverse effect on its business, financial condition, results of operations and cash flows.
If Embecta fails to protect its intellectual property or proprietary technology, such failure could adversely affect its business and results of operations.
Embecta relies primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements covering its know-how and confidential information, to protect its proprietary technologies. Third parties, including its competitors, may contest or oppose its patents and trademarks and future patent and trademark applications, and if such patents or trademarks are successfully challenged, it may be easier for its competitors to offer the same or similar products or technologies or require Embecta to rebrand its products. Embecta can also lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Patents attained by competitors may also adversely affect Embecta’s competitive position. In addition, competitors may seek to invalidate patents on its products or claim that its products infringe upon their intellectual property, which could result in a loss of competitive advantage or the payment of significant legal fees, damage awards and past or future royalties, as well as injunctions against future sales of its products. Embecta has entered into confidentiality agreements and intellectual property assignment agreements with its officers, certain employees, consultants and potential collaborators regarding its intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of those agreements, Embecta may not be provided with meaningful protection for its trade secrets, know-how or other proprietary information. Embecta also operates in countries that do not protect intellectual property rights to the same extent as in the United States, which could make it easier for competitors to compete with Embecta in those countries. The loss of a significant portion of its portfolio of intellectual property assets may have an adverse effect on its business and results of operations.
Embecta’s products or processes may infringe the intellectual property rights of others, which may cause Embecta to pay unexpected litigation costs, damages, or settlement fees (including royalties) or prevent Embecta from selling its products.
Embecta cannot be certain that its products do not and will not infringe issued patents or other intellectual property rights of third parties. Embecta may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in litigation and divert the time and attention of its management team. If Embecta is found liable for infringement, it may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages or cease making or selling certain products. Embecta may also need to redesign some of Embecta’s products or processes to avoid future infringement liability.
Breaches of Embecta’s information systems could have a material adverse effect on its operations.
Embecta faces various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure.  Some of Embecta’s products include information systems that collect data regarding patients and patient therapy on behalf of Embecta’s customers and some connect to Embecta’s systems for maintenance and management purposes. We deploy defenses against such threats and attacks and work to secure the integrity of our data systems using techniques, hardware, and software typical of companies of our size and scope. Despite our security measures, however, our information technology and infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with our normal use of our systems. They are also susceptible to breach due to employee error, malfeasance, or other disruptions. Our suppliers, contractors, service providers, and other third parties with whom we do business also could be subject to cyber threats and attacks that are similar in frequency and sophistication. In many cases, we have to rely on the controls and safeguards put in place by these suppliers, contractors, service providers, including BD, and other third parties to defend against, respond to, and report these attacks. The potential impact of future cyber incidents can vary widely in severity and scale. This could also impact our compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or civil litigation. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, in part because (i) cyber-attack techniques change frequently and, at times, new techniques are not recognized until launched, and (ii) cyber-attacks can originate from a wide variety of sources. We will continue to evaluate organization risk priorities and dedicate resources to protect against unauthorized access, work to align to industry-leading cybersecurity frameworks to incorporate cybersecurity into our enterprise systems, manufacturing processes and products. Our results of operations could be adversely affected if these systems are interrupted or damaged or fail for any extended period.
Embecta needs to attract and retain key employees to be competitive.
Embecta’s ability to compete effectively depends upon its ability to attract and retain executives and other key employees. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Embecta’s ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If Embecta cannot effectively recruit and retain qualified executives and employees, its business could be adversely affected.
Embecta’s business may be adversely affected by work stoppages, union negotiations and labor disputes.
As of September 30, 2022, only certain employees, all outside of the United States and representing approximately 27% of our headcount (approximately 30% if deferred closing countries are included – China, Mexico, Italy), are represented by various collective bargaining groups. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of Embecta’s employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect could be significant.
A significant portion of Embecta’s unionized employees have collective bargaining agreements. Any inability to negotiate acceptable new contracts and new terms and conditions under these collective bargaining arrangements could cause strikes or other work stoppages, including at our Ireland manufacturing facility, and new contracts could result in increased operating costs for Embecta. If any strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of Embecta’s operations and higher labor costs could result. Labor relations matters affecting Embecta’s suppliers of products and services could also adversely affect Embecta’s business from time to time.
Embecta is subject to extensive regulation.
Embecta’s operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), export control, product safety and efficacy, employment, privacy, financial transparency, conflict minerals and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, such as taxes on fuel and energy, to mitigate the impacts of climate change, are becoming more stringent throughout the world, which may increase Embecta’s costs of operations or necessitate closures of or changes to its manufacturing plants or processes or those of its suppliers, or result in liability to Embecta. Embecta is also subject to various laws and regulations relating to the safety and effectiveness of medical devices, including relating to design, development and manufacturing, advertising and promotion and clinical trials and post-market studies with respect to its products. Failure to comply with these laws may result in enforcement actions by the FDA or other similar regulatory agencies and other liability to Embecta. The enactment of additional laws or changes in existing laws may increase compliance costs or otherwise adversely impact Embecta’s operations.

In addition, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices, including in the area of labeling requirements, clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices (class I) since May 2021, and companies have until May 2024 to meet the requirements for medical devices with a valid conformity assessment certificate (class II and III). Complying with and maintaining devices under these regulations requires us to incur significant expenditures. Additionally, the availability of EU notified body services certified to the new requirements is limited, which may delay the marketing approval for some of our products under the EU MDR. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other non-EU regions that tie their product registrations to EU conformity requirements.

Healthcare reform may have a material adverse effect on Embecta’s financial condition and results of operations.
Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. The Patient Protection and Affordable Care Act (the “Affordable Care Act”) substantially changed the way healthcare is financed by both government and private insurers. It also encourages improvements in the quality of healthcare products and services and significantly impacts the United States pharmaceutical and medical device industries. Among other things, the Affordable Care Act:
•established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•implemented payment system reforms, including a national pilot program to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
•created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
We cannot predict at this time the full impact of the Affordable Care Act or other healthcare reform measures that may be adopted in the future on Embecta’s financial condition, results of operations and cash flows. In this regard, several legislative initiatives to repeal and replace the Affordable Care Act have been proposed, and legal challenges to the constitutionality of the Affordable Care Act or its component parts have been made. The nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, or any court decision regarding the Affordable Care Act’s validity, is uncertain, and we cannot predict the effect that any of these events would have on the longer-term viability of the act, or on Embecta’s financial condition, results of operations or cash flows.
Certain modifications to Embecta’s products may require new 510(k) clearances or other marketing authorizations and may require Embecta to recall or cease marketing its products.
Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device.
Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with Embecta’s decisions regarding whether new clearances are necessary. Embecta has made modifications to its products in the past and has determined based on its review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. Embecta may make similar modifications or add additional features in the future that it believes does not require a new 510(k) clearance. If the FDA disagrees with Embecta’s determinations and requires it to submit new 510(k) notifications, Embecta may be required to cease marketing or to recall the modified product until it obtains clearance, and it may be subject to significant regulatory fines or penalties.
Embecta may be subject to enforcement actions if it engages in improper marketing or promotion of its products.
Embecta’s promotional materials and training methods must comply with applicable laws, regulations and regulatory authority’s rules and guidelines, including the FDA and the Federal Trade Commission (the “FTC”). If the FDA, the FTC or another regulatory agency determines that Embecta’s promotional or training material constitutes off-label, false or misleading, unfair or deceptive promotion of its products, it could request that Embecta modify its training or promotional materials or subject Embecta to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider Embecta’s promotional or training materials to constitute off-label, false or misleading, unfair or deceptive promotion of its products, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, and reputational harm.
Embecta is subject to complex and evolving laws and regulations regarding privacy and data protection, many of which are subject to change and uncertain interpretation, which could result in claims, changes to its business practices, penalties, increased cost of operations or declines in user growth or engagement, or otherwise adversely affect its business.
Embecta is subject to complex and frequently changing laws in the United States and elsewhere regarding privacy and the collection, use, storage and protection of personal information, and noncompliance with these laws could result in substantial fines or litigation. For instance, the EU has also adopted the General Data Protection Regulation (“GDPR”), which applies to personal data involved in Embecta’s operations in the EU or products and services that Embecta offers to EU users involving personal data. The GDPR contains a range of compliance obligations that could require Embecta to change its existing business practices policies, and significantly increases financial penalties for noncompliance.

In the state of California, the California Consumer Privacy Act (“CCPA”), which provides certain privacy rights and consumer protection for residents of the state became effective in 2020, and the California Privacy Rights Act, which amends and expands the CCPA, will take effect in 2023. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to delete the personal information it has collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. California’s and other states’ laws apply more broadly and now or in the future may reach data we hold that relates to employees and healthcare providers, not just customers. In addition, data security protection laws passed by the federal government and many states require notification to data subjects, including customers and others, when there is a security breach of personal data. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance.
In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. Embecta could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as Embecta continues to grow and expand its operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make Embecta’s products less useful to users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change Embecta’s business practices. These changes or increased costs could affect Embecta’s business and results of operations.
A disruption at one of our facilities could adversely affect our business and operating results.
Although we operate in multiple locations, our manufacturing of our pen needles and syringes is conducted, and our components for such products are stored, at our facilities in the United States, Ireland and China. Political or financial instability, currency fluctuations, the outbreak of pandemics such as COVID-19, labor unrest, transport capacity and costs, port security, supply chain disruptions, wars, weather conditions, natural disasters, or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could materially disrupt our supply of product from any of these locations, increase our costs, and/or adversely affect our results of operations. Further, following the COVID-19 pandemic there may be increased pressure for U.S. medical device companies to reduce dependency on China for their supply chain. We take precautions to ensure that our third-party contractors and logistics entities safeguard our assets, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment and/or inventory and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility, manufacturing equipment, inventory or other property or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

The majority of our inventories of finished goods is stored in distribution centers around the world, but primarily in various distribution centers in the United States and Europe. We take precautions to safeguard our facilities and data infrastructure. However, vandalism, terrorism, unplanned power outages, cyberattacks or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
Insurance coverage may be inadequate or unavailable to cover any product liability losses we incur.
Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing, inspection, and sale of medical devices. We are subject to product liability lawsuits alleging that component failures, manufacturing flaws, manufacturing defects, negligence in manufacturing, design defects, negligence in design, or inadequate disclosure of product-related risks, warnings, or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater after we launch new products with new features or enter new markets where we have no prior experience selling our products and rely on newly-hired staff or new independent distributors or contractors to provide new customer training and customer support. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, regardless of any available insurance coverage, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.

Embecta is subject to a number of restrictive covenants under its indebtedness, including customary operating restrictions and financial covenants, which could restrict Embecta's ability to pay dividends or adversely affect its financing options and liquidity position.

Embecta's current indebtedness contains, and any future indebtedness may contain, customary operating restrictions and financial covenants. This indebtedness may adversely affect Embecta's ability to operate or grow its business or could have other material adverse consequences, including by:

•limiting Embecta's ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;
•limiting Embecta's ability to refinance its indebtedness on terms acceptable to Embecta or at all;
•restricting Embecta's operations or development plans;
•requiring Embecta to dedicate a significant portion of its cash flows from operations to paying amounts due under its indebtedness, thereby reducing funds available for other corporate purposes;
•impeding Embecta's ability to pay dividends;
•making Embecta more vulnerable to economic downturns; or
•limiting Embecta's ability to withstand competitive pressures.

Any of these restrictions on Embecta's ability to operate its business in its discretion could adversely affect its business by, among other things, limiting Embecta's ability to adapt to changing economic, financial or industry conditions and to take advantage of corporate opportunities, including opportunities to obtain debt financing, repurchase stock, refinance or pay principal on Embecta's outstanding debt, dispose of property, complete acquisitions for cash or debt, or make other investments. In addition, events beyond Embecta's control, including prevailing economic, financial, and industry conditions, could affect Embecta's ability to satisfy applicable financial covenants, and Embecta cannot assure you that it will satisfy them.

Any failure to comply with the restrictions of Embecta's current indebtedness, or any future financing agreements, including as a result of events beyond Embecta's control, may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under these agreements and other agreements, giving Embecta's lenders and other debt holders the right to terminate any commitments they may have made to provide Embecta with further funds and to require Embecta to repay all amounts then outstanding.
Embecta is subject to risks associated with public health threats, including the ongoing COVID-19 pandemic, which could have a material adverse effect on Embecta's financial condition and results of operation.
Embecta is subject to risks associated with public health threats, including the COVID-19 pandemic. The COVID-19 pandemic has the potential to significantly impact Embecta’s supply chain if the manufacturing plants that produce its products, raw materials or product components, the distribution centers where Embecta manages its inventory or the operations of its logistics and other service providers, including third parties that sterilize its products, are disrupted, temporarily closed or experience worker shortages for a sustained period of time.
Embecta’s manufacturing sites in China, Ireland and the United States, where Embecta manufactures a significant amount of products, largely avoided any significant disruption due to the COVID-19 pandemic. However, notwithstanding that each of these communities has experienced a relative recovery in COVID-19 transmission and a lessening of restrictions related to COVID-19, a future outbreak of COVID-19 at any of Embecta’s manufacturing sites in China, Ireland and/or the United States or in the surrounding communities, could lead to delays in the manufacturing of Embecta’s products, which could have a material adverse effect on Embecta’s business and results of operations.
Moreover, any resurgence in COVID-19 infections, including due to new variants of the virus for which current vaccines may not be effective, could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus, which could result in closures or other restrictions that significantly disrupt Embecta’s operations or those of distributors or suppliers in Embecta’s supply chain, which could adversely affect Embecta's financial condition.
Risks Related to the Separation and Distribution
Embecta has a limited history of operating as an independent company, and its historical financial information may not be a reliable indicator of its future results.
A significant amount of the historical information about Embecta in this Annual Report on Form 10-K refers to the diabetes care business as operated by and integrated with BD. The historical financial information of Embecta included in this Annual Report on Form 10-K is derived from the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K and accounting records of BD. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during those periods presented or those that Embecta will achieve in the future primarily as a result of the factors described below:
•Generally, Embecta’s working capital requirements and capital for its general corporate purposes, including capital expenditures and acquisitions, were historically satisfied as part of the corporate-wide cash management policies of BD. On a going forward basis, Embecta’s results of operations and cash flows may be more volatile, and it may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•Prior to the Separation, Embecta’s business was operated by BD as part of its broader corporate organization, rather than as an independent company. BD or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. The historical financial results for the periods from October 1, 2021 to March 31, 2022 reflect allocations of corporate expenses from BD for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.
•Embecta’s business shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with BD. While we have sought to minimize the impact on Embecta when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future.
•From October 1, 2021 to March 31, 2022, Embecta’s business utilized the advantage of BD’s overall size and scope to procure more advantageous arrangements. After the Separation, as a standalone company, Embecta may be unable to obtain similar arrangements to the same extent as BD did, or on terms as favorable as those BD obtained, prior to completion of the Separation.
•The cost of capital for Embecta’s business may be higher than when Embecta was integrated with BD and leveraged BD’s cost of capital.
Other significant changes may occur in Embecta’s cost structure, management, financing and business operations as a result of operating as a company separate from BD. For additional information about the past financial performance of its business and the basis of presentation of the historical combined financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Since the Separation, Embecta’s financial profile has changed, and it is a smaller, less diversified company than BD prior to the Separation.
The Separation has resulted in Embecta being a smaller, less diversified company than BD. As a result, Embecta may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of Embecta’s revenues, costs, and cash flows will diminish as a standalone company, such that its results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. We may also lose capital allocation efficiency and flexibility, as Embecta no longer has access to cash flows from BD to fund Embecta’s business.
Embecta may not achieve some or all of the expected benefits of the Separation.
Embecta may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others: (1) enabling management of Embecta to more effectively pursue the distinct operating priorities and strategies of its business; (2) permitting Embecta to allocate financial resources to meet the unique needs of its business, which will allow us to intensify our focus on distinct strategic priorities and to more effectively pursue our own distinct capital structures and capital allocation strategies; (3) allowing Embecta to more effectively articulate a clear investment thesis to attract a long-term investor base suited to our business and providing investors with a distinct and targeted investment opportunity; (4) creating an independent equity security tracking Embecta’s underlying business, affording Embecta with direct access to the capital markets and facilitating its ability to consummate future acquisitions or other transactions using its common stock; and (5) permitting Embecta to more effectively recruit, retain and motivate employees through the use of stock-based compensation that more closely aligns management and employee incentives with specific business goals and objectives related to Embecta’s business.
Embecta may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the ongoing transition and separation activities may demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing Embecta’s business; (2) Embecta may be more susceptible to market fluctuations, and other adverse events than if it were still a part of BD because Embecta’s business is less diversified than BD’s businesses prior to the completion of the Separation; (3) as a standalone company, Embecta may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those BD obtained prior to completion of the Separation; (4) the Separation may require Embecta to pay costs that could be substantial and material to its financial resources, including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management and personnel new to Embecta, tax costs and costs to separate information systems, including its enterprise resource planning systems; (5) under the terms of the tax matters agreement that Embecta entered into with BD, it is restricted from taking certain actions that could cause the distribution or certain related transactions to fail to qualify as tax-free to BD and BD shareholders, or could result in certain other taxes to BD, and these restrictions may limit us for a period of time from pursuing certain strategic transactions and equity issuances or engaging in other transactions that might increase the value of its business; and (6) the contractual arrangements between Embecta and BD are on less favorable terms than the prior existing intercompany arrangements from which Embecta benefited, and such arrangements may be inadequate to provide for the ongoing operation and growth of Embecta’s business. If Embecta fails to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on its competitive position, business, financial condition, results of operations and cash flows.
If Embecta is unable to replace the services that BD currently provides to it on terms that are at least as favorable to Embecta as the terms on which BD is providing such services, Embecta’s business and results of operations could be adversely affected.
Embecta will continue to engage in the process of creating its own, or engaging third parties separate from BD to provide, systems and services to replace many of the systems and services that BD currently provides to Embecta, including, for example, information technology infrastructure, enterprise resource planning and other systems and accounting and reporting systems. Embecta may incur temporary interruptions in business operations if it cannot transition effectively from BD’s existing operating systems, databases and programming languages that support these functions to its own systems. The failure to implement the new systems and transition data successfully and cost-effectively could disrupt Embecta’s business operations and have a material adverse effect on its profitability. In addition, Embecta’s costs for the operation of these systems may be higher than the amounts reflected in its historical combined financial statements.
Following the end of the transition period, Embecta will be required to rebrand its products to remove the BD name, transfer or obtain new manufacturing, supply chain, regulatory and product licenses and registrations in the name of Embecta, which could adversely affect its ability to attract and maintain end users or which could result in delays or interruptions of Embecta's commercialization and distribution operations or the loss of customers and revenue, all of which could adversely affect its financial conditions and results of operations.
Embecta has historically marketed its products using the “BD” name and logo, which is a globally recognized brand with a strong reputation for high-quality products among people with diabetes and Embecta’s distributors. Under the terms of the agreements entered into with BD in connection with the Separation and Distribution, Embecta received a temporary license to use the “BD” and “Becton Dickinson” name and logo on its products, certain legal entities and relevant regulatory registrations. Following the expiration of this license, Embecta will be required to rebrand and update, as applicable, its products, manufacturing, supply chain, and regulatory registrations and licenses using the “Embecta” name or other names and marks and remove the “BD” name and logo on its products, registrations and licenses. These new names and brands may not benefit from the same recognition and association with product quality as the BD name, which could adversely affect Embecta’s ability to attract and maintain its customers, who may prefer to use products with a stronger brand identity.

The failure to timely transfer, or in certain instances obtain new, registrations and licenses in the “Embecta” name could result in delays or interruptions in Embecta’s ability to continuously commercialize, import, export, market, promote, sell and otherwise distribute its products to its customers. This could result in customer dissatisfaction and turnover to our competitors, which could further result in loss of revenue for Embecta. In addition, Embecta will be required to closely collaborate with its customers, and ensure the proper changes, modifications, system inputs, supply chain logistics, administration, and adjudication operations are properly transitioned within the customer’s internal infrastructure, processes and systems, in order to successfully achieve the transition. Embecta’s or its customer’s inability to properly achieve these transitions could result in disruptions to Embecta’s product end-to-end product flow management and end-user access to products, which could adversely affect Embecta’s financial condition and results of operations.

Embecta has incurred debt obligations that could adversely affect its business and profitability and its ability to meet other obligations.
Embecta currently has approximately $1,645 million in aggregate principal amount of indebtedness outstanding as of September 30, 2022 (not including undrawn commitments of $500 million under its revolving credit facility). Embecta may also incur additional indebtedness in the future.
This significant amount of debt could potentially have important consequences to Embecta and its debt and equity investors, including:
•requiring a substantial portion of its cash flow from operations to make interest payments;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing its vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow its business;
•limiting Embecta’s flexibility in planning for, or reacting to, changes in its business and the industry;
•placing Embecta at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and
•limiting Embecta’s ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.
To the extent that Embecta incurs additional indebtedness, the foregoing risks could increase. In addition, Embecta’s actual cash requirements in the future may be greater than expected. Its cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Embecta may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance its debt.
Embecta may be affected by significant restrictions under the tax matters agreement, including on its ability to engage in certain corporate transactions for a two-year period after the distribution, in order to avoid triggering significant tax-related liabilities.
Under current United States federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. Under the tax matters agreement that Embecta entered into with BD, Embecta is restricted from taking certain actions that could prevent the distribution and certain related transactions from being tax-free for United States federal income tax purposes, or could result in certain other taxes to BD. In particular, under the tax matters agreement, for the two-year period following the Separation Date, as described in the section entitled “Agreements Related to the Separation,” in Item 1, Embecta is subject to specific restrictions on its ability to pursue or enter into acquisition, merger, sale and redemption transactions with respect to Embecta stock. These restrictions may limit Embecta’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax matters agreement, Embecta may be required to indemnify BD and its affiliates against any tax-related liabilities incurred by them as a result of the acquisition of Embecta’s stock or assets, even if Embecta does not participate in or otherwise facilitate the acquisition, or as a result of certain other actions taken by Embecta. Furthermore, Embecta will be subject to specific restrictions on discontinuing the active conduct of its trade or business, the issuance or sale of stock or other securities (including securities convertible into Embecta stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. Such restrictions may reduce Embecta’s strategic and operating flexibility. For more information, see the section entitled “Agreements Related to the Separation” in Item 1.
Embecta may be held liable to BD if it fails to perform under its agreements with BD, and the performance of such services may negatively affect Embecta’s business and operations.
In connection with the Separation, Embecta and BD entered into various agreements, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, a logistics services agreement, distribution agreements and other transaction agreements. See “Agreements Related to the Separation” in Item 1. These agreements will provide for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. If Embecta does not satisfactorily perform its obligations under these agreements, it may be held liable for any resulting losses suffered by BD, subject to certain limits. In addition, during the transition services periods under the transition services agreement, Embecta’s management and employees may be required to divert their attention away from its business in order to provide services to BD, which could adversely affect Embecta’s business.
Embecta’s agreements with BD may be on terms that are less beneficial to Embecta than the terms may have otherwise been from unaffiliated third parties.
The agreements that Embecta entered into with BD in connection with the Separation include the separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, a logistics services agreement, distribution agreements and other transaction agreements. See “Agreements Related to the Separation” in Item 1. These agreements were prepared in the context of the Separation while Embecta was still a wholly owned subsidiary of BD. Accordingly, during the period in which the terms of those agreements were prepared, Embecta did not have an independent Board of Directors or a management team that was independent of BD. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.
If there is a determination that the distribution or certain related transactions are taxable for United States federal income tax purposes, BD and its stockholders could incur significant tax liabilities, and Embecta could incur significant liabilities pursuant to its indemnification obligations under the tax matters agreement.
BD received a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the Separation and the Distribution will qualify as a transaction that is tax-free for United States federal income tax purposes under Sections 368(a)(1)(D), 355, and 361 of the Internal Revenue Code of 1986, as amended (the "Code"). It was a condition to the distribution that BD receive (i) a private letter ruling from the IRS, satisfactory to the BD Board of Directors, regarding certain United States federal income tax matters relating to the Separation and Distribution and (ii) an opinion of its outside tax counsel, satisfactory to the BD Board of Directors, regarding the qualification of the contribution of assets from BD to Embecta and the distribution, taken together, as a “reorganization” within the meaning of Sections 368(a)(1)(D) and 355 of the Code and such opinion has not been withdrawn or rescinded. The opinion of its outside tax counsel and the private letter ruling are based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of BD and Embecta, including facts, assumptions, representations, statements and undertakings relating to the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations and statements are or become inaccurate or incomplete, or if any such undertaking is not complied with, BD may not be able to rely on the opinion of its outside tax counsel or the private letter ruling, and the conclusions reached therein could be jeopardized.

Notwithstanding BD’s receipt of a private letter ruling from the IRS and the opinion of its outside tax counsel, the IRS could determine on audit that the distribution or certain related transactions are taxable for United States federal income tax purposes if it determines that any of the facts, assumptions, representations, statements and undertakings upon which the private letter ruling or the opinion was based are incorrect or have been violated, or if it disagrees with any of the conclusions in the opinion. Accordingly, notwithstanding BD’s receipt of a private letter ruling from the IRS and the opinion of its outside tax counsel, there can be no assurance that the IRS will not assert that the distribution or certain related transactions do not qualify for tax-free treatment for United States federal income tax purposes, or that a court would not sustain such a challenge. In the event the IRS were to prevail in such a challenge, BD and BD’s shareholders could incur significant tax liabilities.

Under the tax matters agreement that Embecta entered into with BD, Embecta generally is required to indemnify BD for any taxes incurred by BD that arise as a result of any representations made by Embecta being inaccurate or Embecta taking or failing to take, as the case may be, certain actions, including in each case those provided in connection with the private letter ruling from the IRS or the opinion of its outside tax counsel that result in the distribution and certain related transactions failing to qualify as tax-free for United States federal income tax purposes or result in certain other taxes to BD. Any such indemnification could materially adversely affect Embecta’s financial condition, results of operations and cash flows. For a more detailed discussion, see “Agreements Related to the Separation” in Item 1.
The transfer to Embecta of certain contracts, permits and other assets and rights may require the consents, approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals are not obtained, Embecta may not be entitled to the full benefit of such contracts, permits and other assets and rights, which could increase its expenses or otherwise harm its business and financial performance.
The separation and distribution agreement provides that certain contracts, permits and other assets and rights are to be transferred from BD or its subsidiaries to Embecta or its subsidiaries in connection with the Separation. The transfer of certain of these contracts, permits and other assets and rights may require consents or approvals of third parties or governmental authorities or provide other rights to third parties. In addition, in some circumstances, Embecta and BD are joint beneficiaries of contracts, and Embecta and BD may need the consents of third parties in order to split or separate the existing contracts or the relevant portion of the existing contracts to Embecta or BD.
Some parties may use consent requirements or other rights to seek to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of unfavorable price increases. This could require us to expend additional resources in order to obtain the services or assets previously provided under the contract, or require us to seek arrangements with new third parties or obtain letters of credit or other forms of credit support. If Embecta is unable to obtain required consents or approvals, it may be unable to obtain the benefits, permits, assets and contractual commitments that are intended to be allocated to Embecta as part of its Separation from BD, and Embecta may be required to seek alternative arrangements to obtain services and assets that may be more costly and/or of lower quality. The termination or modification of these contracts or permits or the failure to timely complete the transfer or separation of these contracts or permits could negatively affect Embecta’s business, financial condition, results of operations and cash flows.
The closing of the Separation was deferred in certain jurisdictions, and may not occur at all in such jurisdictions, due to local regulatory requirements, which may adversely affect Embecta’s manufacturing, business, financial condition and results of operations.
The closing of the transfer of certain assets related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at the Separation and may not occur due to local regulatory requirements. If Embecta is unable to obtain required approval of local regulators or otherwise comply with such local regulatory requirements to effect the Separation in these jurisdictions, it may be unable to obtain the assets that are intended to be allocated to Embecta as part of its separation from BD. A temporary suspension of manufacturing operations associated with the regulatory approvals and transitions, including for inspections, may be required. This includes manufacturing operations in China. These temporary suspensions may ultimately impact Embecta’s ability to continuously supply its products to such jurisdictions and any other markets that receive such products. The failure to timely complete the transfer of these local assets or interruptions resulting from these foreign transfers could negatively affect Embecta’s business, financial condition, results of operations and cash flows.
Satisfaction of indemnification obligations could have a material adverse effect on Embecta’s financial condition, results of operations and cash flows.
Pursuant to the Separation and Distribution Agreement and certain other agreements Embecta entered into with BD in connection with the separation and distribution, BD agreed to indemnify Embecta for certain liabilities, and Embecta will agree to indemnify BD for certain liabilities as discussed further in “Agreements Related to the Separation” in Item 1. Indemnities that Embecta will be required to provide BD could negatively affect Embecta’s business, particularly with respect to indemnities provided in the tax matters agreement.
The indemnity from BD may not be sufficient to protect Embecta against the full amount of such liabilities if, for example, BD is not able to fully satisfy its indemnification obligations. Moreover, even if Embecta ultimately succeeds in recovering from BD any amounts for which it is held liable, Embecta may be temporarily required to bear these losses itself, requiring Embecta to divert cash that would otherwise have been used in furtherance of its operating business. In addition, third parties could also seek to hold Embecta responsible for any of the liabilities that BD has agreed to retain. Each of these risks could have a material adverse effect on Embecta’s financial condition, results of operations and cash flows.
Risks Related to Embecta Common Stock
The price of Embecta common stock may fluctuate significantly, and stockholders could lose all or part of their investment in Embecta.
We cannot predict the prices at which shares of Embecta common stock may trade. Given the competitiveness of the life sciences and medical device industry, the prices at which shares of Embecta common stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. This volatility could negatively impact Embecta’s ability to raise additional capital or utilize equity as consideration in any acquisition transactions Embecta may pursue, and could make it more difficult for existing stockholders to sell their shares of the common stock at a price they consider acceptable or at all. The market price of Embecta common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in Embecta’s operating results;
•Embecta’s liquidity and ability to obtain additional capital, including the market’s reaction to any capital-raising transaction Embecta may pursue;
•changes in earnings estimated by securities analysts or Embecta’s ability to meet those estimates;

•the operating and stock price performance of comparable companies;
•sales of substantial amounts of Embecta’s common stock, or the perception that substantial amounts of Embecta’s common stock may be sold, by stockholders in the public market;
•changes to the regulatory and legal environment under which Embecta operates;
•any negative decisions by the FDA or similar regulatory bodies inside and outside of the United States regarding Embecta’s products and product candidates;
•actual or anticipated fluctuations in commodities prices;
•analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage; and
•domestic and worldwide economic conditions.
In addition, the stock market in general, and the market for stock of companies in the life sciences and medical device industries in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of comparable companies. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against a company. This type of litigation, if instituted against Embecta, could result in substantial costs and a diversion of its management’s attention and resources.
Your percentage of ownership in Embecta may be diluted in the future.
In the future, your percentage ownership in Embecta may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that Embecta will grant to its directors, officers and employees. Embecta employees will have stock-based awards granted from time to time based on various employee benefit plans. Such awards will have a dilutive effect on Embecta’s earnings per share, which could adversely affect the market price of Embecta common stock.
Embecta cannot guarantee the timing, amount or payment of dividends on its common stock.
Embecta currently expects that it will pay a regular cash dividend. However, the timing, declaration, amount and payment of any dividends will be within the discretion of Embecta’s Board of Directors, and will depend upon many factors, including Embecta’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of Embecta’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by Embecta’s Board of Directors. Moreover, Embecta cannot guarantee that it will continue to pay any dividends in the future and cannot guarantee the amount of any such dividends.
Anti-takeover provisions could enable Embecta’s Board of Directors to resist a takeover attempt by a third-party and limit the power of its stockholders.
Embecta’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Embecta’s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•until the annual stockholder meeting in 2026, Embecta’s Board of Directors will be divided into three classes, with each class consisting, as nearly as may be possible, of one-third of the total number of directors, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•as long as the Board of Directors is classified, Embecta directors can be removed by stockholders only for cause;
•vacancies occurring on the Board of Directors can only be filled by a majority of the remaining members of Embecta’s Board of Directors or by a sole remaining director;
•stockholders do not have the right to call a special meeting or act by written consent;
•Embecta’s Board of Directors has the power to designate and issue, without any further vote or action by the Embecta stockholders, shares of preferred stock from time to time in one or more series; and
•stockholders have to follow certain procedures and notice requirements in order to present certain proposals or nominate directors for election at stockholder meetings.
In addition, Embecta will be subject to Section 203 of the Delaware General Corporate Law, which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect Embecta stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Embecta’s Board of Directors and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make Embecta immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Embecta’s Board of Directors determines is not in the best interests of Embecta and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of Embecta common stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to BD. Under the tax matters agreement, Embecta would be required to indemnify BD for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that Embecta stockholders may consider favorable.
Embecta’s amended and restated certificate of incorporation designates the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Embecta stockholders, which could discourage lawsuits against Embecta and its directors and officers.
Embecta’s amended and restated certificate of incorporation provides that, unless Embecta (through approval of the Board of Directors) consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (1) any derivative action brought on behalf of Embecta, (2) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of Embecta to Embecta or Embecta’s stockholders, (3) any action asserting a claim against Embecta or any director or officer or other employee of Embecta arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the Delaware General Corporation Law (“DGCL”) or Embecta’s amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), (4) any action asserting a claim against Embecta or any director or officer or other employee of Embecta governed by the internal affairs doctrine, which is a conflict of laws principle which recognizes that only one state should have the authority to regulate a corporation’s internal affairs or (5) any action as to which the DGCL (as it may be amended from time to time) confers jurisdiction on the Court of Chancery of the State of Delaware. If and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). These exclusive forum provisions will apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions will not apply to actions asserting only federal law claims under the Securities Act of 1933, as amended, (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act") regardless of whether the state courts in the State of Delaware have jurisdiction over those claims. Although Embecta believes the exclusive forum provision benefits it by providing increased consistency in the application of law in the types of lawsuits to which it applies, the provision may limit the ability of Embecta stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Embecta or its directors or officers, and it may be costlier for Embecta stockholders to bring a claim in the Court of Chancery of the State of Delaware than other judicial forums, each of which may discourage such lawsuits against Embecta and its directors and officers.
Although Embecta’s amended and restated certificate of incorporation includes this exclusive forum provision, it is possible that a court could rule that this provision is inapplicable or unenforceable. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Embecta may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect its business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Embecta's corporate headquarters is located in Parsippany, New Jersey, USA. The Company also maintains a secondary regional headquarters at a leased office facility located in Eysins, Switzerland. The Company has a global research and development center in a leased office/lab facility located in Andover, Massachusetts, USA. Embecta has three manufacturing facilities located in Ireland, the United States, and China which occupy an aggregate of approximately 800,000 square feet of floor space. Due to certain regulatory requirements resulting in the delay of the local closing of the Separation in China, BD and its respective subsidiaries have agreed to hold the relevant Embecta assets in China for the use and benefit of Embecta and its respective subsidiaries entitled to such assets in this location and to manage and operate this business on behalf of Embecta in the ordinary course of business in accordance with the past practice of the Diabetes Care Business. Embecta and BD have agreed to defer this local affiliate closing at this location to the time when such regulatory approvals are received.

Item 3. Legal Proceedings.
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violations of United States and foreign health regulation and privacy laws and related regulations, as well as claims or litigation relating to product liability, intellectual property, breach of contract and tort. We operate in multiple jurisdictions and, as a result, claims in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we intend to defend vigorously against any pending or future claims and litigation, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. As of September 30, 2022, we are not a party to or subject to any material proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Embecta’s common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "EMBC". As of November 30, 2022, there were approximately 7,400 stockholders of record. This number does not include beneficial owners who hold Embecta's common stock in nominee or "street name" accounts through brokers or banks.
During the fiscal year ended September 30, 2022, Embecta did not repurchase any of its outstanding common stock.
Dividends
1.On August 15, 2022, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on September 14, 2022 to stockholders of record at the close of business on August 26, 2022.
2.On December 20, 2022, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend is payable on January 11, 2023 to stockholders of record at the close of business on December 30, 2022.
Performance Graph
The following graph compares the cumulative total stockholder returns for the period from the Separation Date of April 1, 2022 to September 30, 2022 for (i) Embecta's common stock; (ii) the Nasdaq Composite Index; and (iii) the Dow Jones U.S. Select Medical Equipment Index, which is comprised of medical equipment companies. The graph assumes an investment of $100 on April 1, 2022 through the last trading day of fiscal 2022. The calculation of cumulative stockholder return includes reinvestment of dividends in the common stock and in each index. The performance shown is not necessarily indicative of future performance.

Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not sell any unregistered equity securities during the three months ended September 30, 2022, nor did we repurchase any shares of our common stock during the three months ended September 30, 2022.
Item 6. [ Reserved ]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented in Item 8 of this Annual Report on Form 10-K. Within the tables presented throughout this discussion, certain columns may not add due to the use of rounded numbers for disclosure purposes. Percentages and earnings per share amounts presented are calculated from the underlying amounts. Dollar amounts are in millions except per share amounts or as otherwise specified. References to years throughout this discussion relate to our fiscal years, which end on September 30.
Company Overview
Embecta is a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. Over the close to 100 year history of our business, we believe that our products have become one of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing supply chain and commercial footprint.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety arm that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
We primarily sell our products to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients.
Separation from BD
Pursuant to the Separation and Distribution Agreement, the Separation from BD was completed on April 1, 2022 (the "Separation Date"). 57,012,925 issued and outstanding shares of Embecta common stock were distributed pro-rata to BD stockholders as of the close of business on March 22, 2022, the record date for the distribution, determined by applying a ratio of one share of Embecta common stock for every five shares of BD common stock. "Regular-way" trading of Embecta common stock began on April 1, 2022, under the ticker symbol "EMBC".
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. For periods prior to April 1, 2022, the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K include certain assets and liabilities that were historically held at the BD corporate level, but are specifically identifiable or otherwise allocable to the Diabetes Care Business.
BD used a centralized approach to cash management and financing of its operations. While certain cash and cash equivalents were specifically identifiable to Embecta, the cash and cash equivalents held by BD at the corporate level were not specifically identifiable to the Diabetes Care Business and therefore were not allocated for any of the periods presented prior to Separation. These arrangements are not reflective of the manner in which Embecta would have financed its operations had it been a standalone company separate from BD during the prior periods presented. Cash pooling, related interest and intercompany arrangements were excluded from the asset and liability balances in the Consolidated Balance Sheets in Item 8 of this Annual Report on Form 10-K. These amounts were instead reported as Net Investment from Becton, Dickinson and Company as a component of equity.

Additionally, BD provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support to the Diabetes Care Business. The costs of these services were allocated to the Diabetes Care Business on the basis of the proportion of net sales, headcount, and other drivers. The Diabetes Care Business and BD considered these allocations to be a reasonable reflection of the benefits received by the Diabetes Care Business. Actual costs that may have been incurred if the Diabetes Care Business had been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Diabetes Care Business employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Periods Post Separation
For the period subsequent to April 1, 2022, as a standalone publicly traded company, Embecta presents its financial statements on a consolidated basis. The Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America.
Key Trends Affecting Our Results of Operations
Competition. The regions in which we conduct our business and the medical devices industry in general are highly competitive. We face significant competition from a wide range of companies in a highly regulated industry. These include large companies with multiple product lines, some of which may have greater financial and marketing resources than us, as well as smaller more specialized companies. Non-traditional entrants, such as technology companies, are also entering into the diabetes care industry and its adjacent markets, some of which may have greater financial and marketing resources than us.
Pricing Pressures. The increased scrutiny by regulators on healthcare spending, which has accelerated in light of the COVID-19 pandemic, along with a shift towards volume-based procurement and GPOs, which generally values lower cost over product features, benefits and quality, have placed significant pressure on Embecta to lower pricing. These trends may reduce our operating margins, which are only partially offset by our ability to differentiate our products and sell at higher prices.
Commoditization of Injection Devices. Given the growing demand for medical devices to assist in the treatment of diabetes and difficulties around access to diabetes care due to complex and costly insurance plans, patient care is increasingly focused on providing more affordable products, which has led to the commoditization of more traditional injection delivery devices, such as insulin syringes and pen needles. Existing and new local and regional low-cost providers, in combination with a shift from insulin vials to insulin pens, have made the pen needle category highly competitive. This has forced providers to provide clinical evidence to differentiate their products.
Changes in Clinical Practice. Increased penetration of oral anti-diabetic drugs (e.g., SGLT-2s & DDP-4s) and GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products.
COVID-19 Impacting Delivery and Allocation of Healthcare. The COVID-19 pandemic has accelerated the adoption of, and reimbursement by governments and private payers for, the delivery of healthcare using digital technologies, including telehealth technologies and other at-home self-care solutions and various media for virtual engagement with healthcare providers. Our ability to adapt the delivery of our products and sales and marketing efforts to these trends, including with the development of our diabetes care app, may materially affect our results of operations. The pandemic has also caused hospitals and other healthcare providers to reassess their prioritization and allocation of their healthcare resources. In many cases, providers were forced to balance between diverting resources toward COVID-19 needs and maintaining routine care, including for people living with long term conditions. If this trend persists, particularly in regions where COVID-19 continues to spread, it could have an adverse impact on the delivery of care for people with diabetes and our sales and marketing efforts.
Decentralization of Chronic Care. Many countries are facing an aging population and a rapidly growing number of people living with diabetes. While healthcare investments in certain regions continue to grow, there is an increased burden on physicians and longer wait times for patients. Healthcare delivery for non-emergency diabetes care is expected to continue shifting outside of hospitals to primary care providers, which could have a material impact on our results of operations.
Political and Economic Instability in Emerging Markets. We operate in a number of emerging markets, many of which are subject from time to time to significant political and economic disruptions. However, the number of countries we provide products to and our proactive channel management strategies help us manage this variability.
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
We continue to face increases in the cost and disrupted availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. To date we have been able to successfully mitigate this disruption and provide uninterrupted supply to our customers by increasing our inventory levels and taking other measures.
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. For all fiscal years presented, our net sales in Russia and Ukraine were not material to our consolidated net revenues. Although operations in both Russia and Ukraine do not constitute a material portion of our business, there is uncertainty around the military conflict and the impact it will have on the global economy, supply chains and fuel prices generally, and therefore our business. Refer to Part I, Item 1A. "Risk Factors" for further details.
In addition, our revenues and results of operations may be affected by various fluctuations in macroeconomic conditions and regulatory and policy changes, both on a global level and in particular markets, which include inflation and slowing economic growth and contractions, a rising interest rate environment, supply chain interruptions, tariff policy changes, volatility in capital markets and the availability of credit, tax rates and the rate of exchange between the U.S. dollar and foreign currencies. The nature and extent of the impact of these factors among others varies by region and remains uncertain and unpredictable and may affect our business.

Results of Operations
For a discussion of Results of Operations of fiscal year 2021 compared to fiscal year 2020 see Exhibit 99.1 to the Company’s General Form For Registration of Securities on Amendment No. 1 to Form 10 dated February 2, 2022.
For the years ended September 30, 2022 and 2021, our Consolidated Statements of Income are as follows:

	2022	2021
Revenues	$1,129.5	$1,165.3
Cost of products sold	354.6	364.9
Gross Profit	774.9	800.4
Operating expenses:
Selling and administrative expense	294.8	240.3
Research and development expense	66.9	63.3
Impairment expense	58.9	—
Other operating expenses	44.7	4.8
Total Operating Expenses	465.3	308.4
Operating Income	309.6	492.0
Interest expense, net	(46.2)	—
Other income (expense), net	(6.8)	2.9
Income Before Income Taxes	256.6	494.9
Income tax provision	33.0	80.1
Net Income	$223.6	$414.8

Net Income per common share:
Basic	$3.92	$7.28
Diluted	$3.89	$7.28
Year Ended September 30, 2022 Summary (on a comparative basis)
Key GAAP financial results for the year ended September 30, 2022 were as follows:
•Revenue decreased by $35.8 million to $1,129.5 million from $1,165.3 million;
•Gross profit decreased by $25.5 million to $774.9 million, compared to $800.4 million. Gross profit as a percent of revenue was 68.6%, as compared to 68.7% in the prior year comparative period;
•Operating income decreased by $182.4 million to $309.6 million from $492.0 million; and
•Net income decreased by $191.2 million to $223.6 million from $414.8 million.
Key Non-GAAP financial results for the year ended September 30, 2022 were as follows:
•Constant Currency Revenues decreased by 0.5%;
•EBITDA decreased by $198.7 million to $334.5 million from $533.2 million; and
•Adjusted EBITDA decreased by $105.6 million to $459.9 million from $565.5 million.
Please see a description of our Non-GAAP Financial Measures below.

Revenues
Our revenues decreased by $35.8 million, or 3.1%, to $1,129.5 million for the year ended September 30, 2022 as compared to revenues of $1,165.3 million for the year ended September 30, 2021. Changes in our revenues are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. Of this decrease, $30.1 million was attributable to unfavorable effects from foreign currency translation primarily attributed to the strengthening of the U.S. dollar, unfavorable impacts due to volume as a result of decisions to exit certain legacy customer relationships, and to a lesser extent, unfavorable changes to estimated sales deductions in the United States. This decrease was offset by contract manufacturing revenue recognized during 2022 that commenced subsequent to the Separation Date. Increases in price favorably impacted our revenues from customers in the United States, Canada, Mainland China, and countries within Central and Southeast Asia while decreases in price unfavorably impacted our revenues from customers in Eastern Europe, the Middle East, and Africa. Increases in volume favorably impacted our revenues from customers in countries within Central and Southeast Asia, Eastern Europe, the Middle East, and Africa and Canada while decreases in volume unfavorably impacted our revenues from customers in the United States, Latin America and Mainland China.

	2022	2021
United States	$600.3	$609.4
International	529.2	555.9
Total	$1,129.5	$1,165.3
Cost of products sold
Cost of products sold decreased by $10.3 million, or 2.8%, to $354.6 million for the year ended September 30, 2022 as compared to $364.9 million for the year ended September 30, 2021. Cost of products sold as a percentage of revenues were 31.4% for the year ended September 30, 2022 as compared to 31.3% for the year ended September 30, 2021. The decrease in cost of products sold between periods was primarily driven by $13.8 million of impairment charges associated with the write-offs of certain construction in progress assets that were recorded in fiscal year 2021 and, to a lesser extent, a decrease in revenues in the current year period. This was offset by the current year impact of inflation on costs of certain raw materials (including freight), direct labor, and overhead. We intend to continue to work to improve productivity to help offset these increased costs.
Operating expenses
Operating expenses in 2022, 2021, and 2020 were as follows:

			Increase
(Millions of dollars)	2022	2021	2022 vs. 2021
Selling and administrative expense	$294.8	$240.3	$54.5
% of revenues	26.1%	20.6%
Research and development expense	$66.9	$63.3	$3.6
% of revenues	5.9%	5.4%
Impairment expense	$58.9	$—	nm
Other operating expense	$44.7	$4.8	$39.9

nm = not meaningful
Selling and administrative expenses
Our selling and administrative expenses increased by $54.5 million, or 22.7%, to $294.8 million for the year ended September 30, 2022 as compared to $240.3 million for the year ended September 30, 2021. The increase period over period was primarily attributed to compensation and benefit costs resulting from increased headcount to support and enable Embecta to operate as a stand-alone publicly-traded company and, to a lesser extent, increases in marketing and advertising as a result of the Separation.

Research and development expenses
Our research and development expenses increased by $3.6 million, or 5.7%, to $66.9 million for the year ended September 30, 2022 as compared to $63.3 million for the year ended September 30, 2021.
The increase was primarily attributed to increased investment in new products which includes our insulin patch pump.
Impairment expenses
We incurred impairment charges of $58.9 million during the year ended September 30, 2022 associated with the decision to abandon certain manufacturing production lines in the United States that were previously included as a component of Construction in progress within Property, Plant and Equipment, net in our Consolidated Balance Sheets in Item 8 of this Annual Report on Form 10-K.
Other operating expenses
We incurred other operating expenses of $44.7 million and $4.8 million for the years ended September 30, 2022 and 2021, respectively. The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other costs associated with the abandonment of certain manufacturing production lines discussed above. As we continue to stand-up various corporate functions as a stand-alone publicly-traded company, we expect to incur similar costs in fiscal 2023.
Interest expense, net
Interest expense, net increased to $46.2 million for the year ended September 30, 2022, primarily due to the issuance of long-term debt. If the United States Federal Reserve continues to raise the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase in fiscal 2023. See "Liquidity and Capital Resources" below and Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net decreased by $9.7 million to $(6.8) million for the year ended September 30, 2022 as compared to $2.9 million for the year ended September 30, 2021.
The decrease was mainly driven by amounts due to BD for tax liabilities incurred in deferred jurisdictions where BD is considered the primary obligor.
Other income (expense), net was not material for the year ended September 30, 2021.
Income tax provision
The decrease in the Company's effective income tax rate from 2022 as compared to 2021 was primarily due to the change in geographical mix of earnings and favorable unrecognized tax benefits recorded in 2022, partially offset by tax expense that has been provided on undistributed earnings of foreign subsidiaries.

Non-GAAP financial measures
In evaluating our operating performance, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures including (i) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), (ii) Adjusted EBITDA, as further defined below, and (iii) Constant Currency revenue growth. These non-GAAP financial measures are indicators of our performance that are not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, stockholders and other readers of our consolidated financial statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. Additionally, EBITDA and Adjusted EBITDA are important metrics for debt investors who utilize debt-to-EBITDA ratios. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.
We believe EBITDA is an important valuation measurement for management and investors given the effect non-cash charges such as amortization related to acquired intangible assets and depreciation of capital equipment have on net income. Additionally, we regard EBITDA as a useful measure of operating performance and cash flow before the effect of interest, taxes, depreciation and amortization and as a complement to operating income, net income and other GAAP financial performance measures. We define Adjusted EBITDA as EBITDA excluding certain items that affect comparability of operating results and the trend of earnings. These adjustments are either non-cash or irregular in nature, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) stock-based compensation, (ii) non-cash long-lived fixed asset, goodwill and/or intangible asset impairment charges, (iii) restructuring-related costs, (iv) various costs that will enable the Company to operate as a stand-alone publicly traded company, and (v) other significant items management deems irregular or non-operating in nature. We use Adjusted EBITDA when evaluating operating performance because we believe the exclusion of such adjustments is necessary to help provide an accurate measure of on-going core operating results and to evaluate comparative results period over period.
For the years ended September 30, 2022 and 2021, the reconciliation of net income to EBITDA and Adjusted EBITDA was as follows:

	2022	2021
Net income	$223.6	$414.8
Interest expense, net	46.2	—
Income taxes	33.0	80.1
Depreciation and amortization	31.7	38.3
EBITDA	334.5	533.2
Stock-based compensation expense	18.7	12.8
One-time stand up costs(1)	38.2	4.8
Other costs associated with impairment(2)(5)	5.5	—
European regulatory initiative-related costs ("EU MDR")(3)	1.9	0.9
Restructuring-related costs(4)	2.2	—
Impairment charges(5)	58.9	13.8
Adjusted EBITDA	$459.9	$565.5

(1)One-time stand up costs incurred during the year ended September 30, 2022 primarily relate to costs to establish certain stand-alone corporate functions. Approximately $37.3 million of the one-time stand up costs are recorded in Other operating expenses and $0.9 million are recorded in Selling, general and administrative expenses. For the year ended September 30, 2021, $4.8 million of the one-time stand up costs are recorded in Other operating expenses. During 2022, the Company updated its definition for adjustments to include one-time stand up costs. This amount was not previously included as an adjustment for fiscal year 2021 as presented in Embecta’s Registration Statement on Form 10.
(2)Represents the expected costs of outstanding purchase commitments associated with the abandonment and impairment of certain manufacturing lines. Please see footnote (5) below. These costs are recorded in Other operating expenses.
(3)Represents costs required to develop processes and systems to comply with regulations such as the European Union Medical Device Regulation ("EU MDR") and General Data Protection Regulation ("GDPR") which represent a significant, unusual change to the existing regulatory framework. We consider these costs to be duplicative of previously incurred costs and/or one-off costs, which are limited to a specific period of time. These costs were recorded in Research and development expense. During 2022, the Company updated its definition for adjustments to include costs associated with complying with EU MDR. This amount was not previously included as an adjustment for fiscal year 2021 as presented in Embecta’s Registration Statement on Form 10.
(4)Represents restructuring-related costs recorded in Other operating expenses.

(5)Relates to impairment charges associated incurred during fiscal years 2022 and 2021. During 2022, the Company updated its definition for adjustments to include fixed asset, goodwill and/or intangible asset impairment charges. For 2021, this amount was not previously included as an adjustment as presented in Embecta’s Registration Statement on Form 10. The impairment charges recorded in 2022 and 2021 were recorded in Impairment Expense and Cost of products sold, respectively.
Each reporting period, we face currency exposure that arises from translating the results of our worldwide operations to the United States dollar at exchange rates that fluctuate from the beginning of such period. A stronger United States dollar, compared to the prior-year period, resulted in an unfavorable foreign currency translation impact to our revenues as compared to the prior-year period. We evaluate our results of operations on both a reported and a Constant Currency basis, which excludes the impact of fluctuations in foreign currency exchange rates by comparing results between periods as if exchange rates had remained constant period-over-period. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a Constant Currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. We calculate Constant Currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our current-period results. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a Constant Currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
For the years ended September 30, 2022 and 2021, the reconciliation of revenue growth to Constant Currency was as follows:

			2022 vs. 2021
	2022	2021	Total Change	Estimated FX Impact	Constant Currency Change
Revenues	$1,129.5	$1,165.3	(3.1)%	(2.6)%	(0.5)%
LIQUIDITY AND CAPITAL RESOURCES
For discussion on Liquidity and Capital Resources pertaining to the fiscal years 2021 and 2020 see Exhibit 99.1 to the Company’s General Form For Registration of Securities on Amendment No. 1 to Form 10 dated February 2, 2022, which is incorporated by reference herein.
Debt-Related Activities
Up to the date of Separation on April 1, 2022, Embecta was dependent upon BD for all of its working capital and financing requirements. Embecta has historically generated, and expects to continue to generate, positive cash flow from operations.
In February 2022, and in connection with the Separation, Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030. Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity.
In March 2022, Embecta entered into a credit agreement, providing for a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The initial draw of the full amount of the Term Loan was for a 3-month period. Subsequently this borrowing has been continued for additional 3-month periods, most recently extended until December 31, 2022, at which point it can be repaid or further continued, at our option; we currently intend to continue to borrow under the Term Loan until maturity. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2022, no amount has been drawn on the Revolving Credit Facility.
Additionally in March 2022, Embecta issued $200.0 million of 6.75% senior secured notes to BD (the "Related Party Notes"). On April 1, 2022, BD transferred the Related Party Notes with a notional of $200.0 million issued by Embecta to Morgan Stanley pursuant to a tender offer. Morgan Stanley then sold the senior secured notes to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, as amended. As of April 1, 2022, the 6.75%

Notes became third party debt of Embecta. The 6.75% Notes are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity.
The credit agreement and the indentures for the 5.00% and 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indenture governing the 5.00% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2022, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
We utilized the aggregate proceeds received to make distribution payment of approximately $1,466.0 million to BD in connection with the Separation for assets transferred by BD to Embecta. Subsequent to the proceeds received and distribution payment made to BD, we retained approximately $165.0 million in cash and cash equivalents.
The following is a summary of Embecta's total debt outstanding as of September 30, 2022:

Term Loan	$945.3
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,645.3
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(37.7)
Long-term debt	$1,598.1
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2023	$9.5
2024	9.5
2025	9.5
2026	9.5
2027	9.5
Thereafter	1,597.8
Certain measures relating to our total debt outstanding as of September 30, 2022 were as follows:

Total debt	$1,607.6

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	5.2%
Leases
In conjunction with the Separation, we entered into a lease agreement with BD pursuant to which the Company would lease approximately 278,000 square feet of manufacturing space and equipment at BD's manufacturing facility in Holdrege, Nebraska for an initial term of 10 years. The lease is classified as a finance lease. Base rent payments commenced in the third quarter of 2022. The Company has an option to extend the lease term for an additional period of up to five years.
In addition, our lease portfolio consists of real estate and vehicles that are classified as operating leases.

Maturities of our Holdrege finance lease and operating lease liabilities as of September 30, 2022 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2023	3.6	2.3	5.9
2024	3.6	2.1	5.7
2025	3.7	1.2	4.9
2026	3.7	1.0	4.7
2027	3.8	—	3.8
Thereafter	40.1	—	40.1
Total lease payments	$58.5	$6.6	$65.1
On April 1, 2022, we entered into a real estate lease for a new Corporate Headquarters located in Parsippany, New Jersey, United States that has not yet commenced. The lease is expected to commence during the first half of fiscal year 2023 and is in existence for an initial term of 10 years. The Company has an option to extend the lease for additional periods of six years and four years, respectively.
Factoring Agreements
In conjunction with the Separation, we entered into Trade Receivables Factoring Agreements (the "Factoring Agreements") with BD, whereby Embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Trade Receivables Factoring Agreements.
Access to Capital and Credit Ratings
In January 2022, Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) assigned credit ratings to Embecta of Ba3 and B+, respectively.
The following table summarizes our Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021:

	Twelve Months Ended September 30,
	2022	2021
Net cash provided by (used for)
Operating activities	$412.2	$456.3
Investing activities	$(24.0)	$(39.2)
Financing activities	$(48.0)	$(417.1)
Net Cash Flows from Operating Activities
Net cash provided by operating activities during the year ended September 30, 2022 was attributable to net income of $223.6 million and net adjustments of $188.6 million, which includes $96.2 million of non-cash adjustments related to asset impairment charges, depreciation and amortization, stock-based compensation, deferred income taxes, pension expense, and $92.4 million of net cash provided as a result of favorable changes in working capital. The favorable changes in working capital were driven by a decrease in trade receivables of $122.7 million and an increase of $73.3 million in accounts payable and accrued expenses. The decrease in trade receivables primarily relates to the Factoring Agreement, in which Embecta transfers certain trade receivable assets to BD in exchange for cash which is settled within a 30 to 45 day time frame. The increase in amounts for accounts payable and accrued expenses relates to increased compensation related costs associated with increased headcount. Offsetting the amounts above is an increase in amounts due from BD of $47.0 million, and increases of $23.4 million and $44.0 million in inventories and prepaid expenses and other, respectively. The increase in amounts due from BD primarily relates to factored receivables for which payment has not yet been collected from BD as of September 30, 2022. The increase in inventories is primarily driven by a concerted effort to build inventory through fiscal year end 2022 to meet expected demand. Prepaid expenses and other are primarily driven by increased prepaid service contracts related to information technology infrastructure as we transition to our own systems.
Net cash provided by operating activities during the year ended September 30, 2021 was attributable to net income of $414.8 million and net adjustments of $41.5 million, which includes $71.5 million of non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, stock-based compensation, deferred income taxes, and pension expense, and $30.0 million of net cash used relating to changes in working capital. The net use of cash relating to working capital was driven by an increase in trade receivables of $31.8 million, increase in inventories of $18.0 million and an increase in prepaid expenses and other of $11.5 million, partially offset by a $30.8 million increase in accounts payable. The increase in trade receivables and inventory primarily related to higher sales in 2021 as compared to 2020 which led to higher outstanding trade receivables and inventories on hand to satisfy demand. The increase in prepaid expenses and other was driven by increases in prepaid taxes. The increase in accounts payable was driven by the timing of our rebate payments, which led to higher accounts payable as of period end, as well as increased accrued freight expenses due to higher sales in the period.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $23.6 million and $36.8 million during the years ended September 30, 2022 and 2021 respectively, to support further expansion of our business and operations.
Net Cash Flows from Financing Activities
Net cash used for financing activities for the year ended September 30, 2022, was attributable to $1,266.0 million of net consideration paid to BD in connection with the Separation, $177.9 million related to net transfers to BD, $33.3 million of payments for long-term debt issuance costs, $8.6 million of dividend payments, $5.6 million of payments for debt fees associated with the Revolving Credit Facility, $4.8 million of required payments on long-term debt, and $1.8 million for finance lease payments. This was offset by proceeds from the issuance of long-term debt of $1,450.0 million.
Net cash used for financing activities for the year ended September 30, 2021 represents net transfers entirely to BD (see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
Cash and cash equivalents
At September 30, 2022, total worldwide cash and equivalents were $330.9 million. These assets were largely held in jurisdictions outside of the United States. We regularly review the amount of cash and cash equivalents held outside of the United States and our historical foreign earnings are used to fund foreign investments or meet foreign working capital and property, plant and equipment expenditure needs. To fund cash needs in the United States, we rely on ongoing cash flow from United States operations, access to capital markets and remittances from foreign subsidiaries of earnings that are not considered to be permanently reinvested.
Contractual Obligations
Our contractual obligations as of September 30, 2022, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur significant costs associated with information technology infrastructure as we transition to our own systems. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced.
As of September 30, 2022, total payments due for purchase obligations and lease obligations aggregate to approximately $174 million and $86 million, respectively, and will be expended over the next several years. Contractual obligations due within the next twelve months approximate $111 million related to purchase commitments and $6.0 million related to lease obligations.
Critical Accounting Policies
The following discussion supplements the descriptions of our accounting policies contained in Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Financial Statements and Supplementary Data. The preparation of the Consolidated Financial Statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect in our Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Revenue Recognition
Our revenues are primarily recognized when the customer obtains control of the product sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the distribution or sales agreement.
Our gross revenues are subject to a variety of deductions, which include rebates, sales discounts and sales returns. These deductions represent estimates of the related obligations, and judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates are based upon prices determined under our agreements with the end-user customers. Additional factors considered in the estimate of our rebate liability include the quantification of inventory that is either in stock at or in transit to our distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates.
Stock-Based Compensation
We expense all stock-based payment awards to employees, including grants of stock options, over the requisite service period based on the grant date fair value of the awards. The fair value of certain stock-based awards is determined using the Black-Scholes-Merton ("BSM") option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates.
We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
From time to time, the Company engages in transactions in which tax consequences may be subject to uncertainty. The Company conducts business and files tax returns in numerous jurisdictions based on its interpretation of tax laws and regulations. In evaluating the Company’s tax provision, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on the technical merits. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
Prior to the Separation, our operations were included in the tax returns of BD. Income taxes as presented in the Consolidated Financial Statements attribute current and deferred income tax assets and liabilities of BD to us in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. Our income tax provision prior to the Separation was prepared using the separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise. We believe the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable
Additional disclosures regarding our accounting for income taxes are provided in Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cautionary Statements Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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
•Increases in operating costs, including fluctuations in the cost and availability of oil-based resins, other raw materials, and energy as well as certain components, used in its products, the ability to maintain favorable supplier arrangements and relationships, and the potential adverse effects of any disruption in the availability of such items.
•Changes in reimbursement practices of governments or private payers or other cost containment measures.
•The adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, as well as regional, national and foreign economic factors, including inflation, deflation, and fluctuations in interest rates, and their potential effect on its operating performance.
•The impact of changes in United States, federal laws, and policy that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the United States or other countries could adversely impact its supply chain costs or otherwise adversely impact its results of operations.
•Any continuing impact of the COVID-19 pandemic or geopolitical instability on Embecta’s business, including disruptions in its operations and supply chains.
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
•Risks associated with indebtedness and our use of indebtedness available to us.
•The risk that dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed Embecta's estimates.
•The impact of the Separation on Embecta's businesses and the risk that the Separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, including enterprise resource planning, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
•The Risk that we may not complete strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth or strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A,“Risk Factors,” or in our other filings with the SEC. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In addition to the items noted below, the information required by this item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 3, 11 and 14 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows.
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 14, Financial Instruments and Fair Value Measurements of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk as of September 30, 2022 relates primarily to our Term Loan. The interest rate is set at 300 basis points over the SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at September 30, 2022, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.5 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will also be subject to risks related to changes in SOFR. Refer to Note 11 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Embecta Corp. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes — Application of Separate Return Method and post Separation tax provision

Description of the Matter
As described in Notes 2, 3 and 13 to the consolidated financial statements, the provision for income taxes for the period prior to Separation was based on a separate tax return basis and calculated by applying an estimated full year effective income tax rate to ordinary income adjusted by the tax impact of discrete items. When calculating the income tax provision for the period prior to the Separation, management made certain estimates and assumptions when identifying and measuring deferred tax assets and liabilities and identifying and allocating uncertain tax positions. For periods post Separation, the Company will file tax returns on its own behalf and the provision for income taxes contemplates its stand-alone legal entity structure. The Company’s income tax provision for 2022 was $33.0 million. In addition, as of September 30, 2022, the Company recorded a liability for unrecognized tax benefits of $7.2 million, and total deferred tax assets and liabilities of $76.3 million and $17.7 million, respectively.
Given the multijurisdictional nature of the business, the complexity of the tax rules across the various countries the Company operates in, and the legal entity structure, auditing management’s provision for income taxes, including the application of the separate return method for periods prior to Separation and the Company’s stand-alone tax structure and provision post Separation, required a high degree of auditor judgment and increased extent of effort, including the need to involve our tax subject matter professionals.

How We Addressed the Matter in Our Audit	With the support of our tax subject matter professionals, our audit procedures related to management’s application of the separate return method included evaluating the accuracy and completeness of the Company’s income tax provision. For example, we evaluated the appropriateness of transfer pricing assumptions underlying the income tax provision for the period prior to Separation. We developed an expectation of the foreign income tax expense by jurisdiction and compared it to the recorded balances. Additionally, we assessed the reasonableness of management’s significant judgments regarding the identification and allocation of uncertain tax positions by analyzing the Company’s evaluation of the Parent’s uncertain tax positions to determine which positions were attributable to the separate operations of the Company. For the period post-separation, we obtained and reviewed the Company’s transfer pricing assumptions including review of relevant analyses. We involved our tax subject matter professionals to evaluate the technical merits of the Company’s accounting for its tax positions, including assessing correspondence with the relevant tax authorities and evaluating third-party advice obtained. With respect to book to tax differences, we assessed the appropriateness of significant deferred items, tested completeness and existence of book and tax bases of significant timing differences, and recalculated related deferred tax assets and liabilities.
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2021.
New York, New York
December 22, 2022

Consolidated Statements of Income
Embecta Corp.
Years Ended September 30

	2022	2021	2020

Revenues	$1,129.5	$1,165.3	$1,085.5
Cost of products sold(1)	354.6	364.9	322.9
Gross Profit	$774.9	$800.4	$762.6
Operating expenses:
Selling and administrative expense	294.8	240.3	214.7
Research and development expense	66.9	63.3	61.4
Impairment expense	58.9	—	—
Other operating expenses	44.7	4.8	—
Total Operating Expenses	$465.3	$308.4	$276.1
Operating Income	$309.6	$492.0	$486.5
Interest expense, net	(46.2)	—	—
Other income (expense), net	(6.8)	2.9	(0.7)
Income Before Income Taxes	$256.6	$494.9	$485.8
Income tax provision	33.0	80.1	58.2
Net Income	$223.6	$414.8	$427.6

Net Income per common share:
Basic	$3.92	$7.28	$7.50
Diluted	$3.89	$7.28	$7.50

(1)For periods prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. Refer to Note 4 for further detail.
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	44

Consolidated Statements of Comprehensive Income
Embecta Corp.
Years Ended September 30

	2022	2021	2020

Net Income	$223.6	$414.8	$427.6
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(64.2)	(8.9)	16.4
Other Comprehensive Income (Loss), net of tax	$(64.2)	$(8.9)	$16.4
Comprehensive Income	$159.4	$405.9	$444.0
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	45

Consolidated Balance Sheets
Embecta Corp.
September 30

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$330.9	$—
Trade receivables, net	22.2	150.6
Inventories:
Materials	23.4	13.1
Work in process	5.6	21.0
Finished products	93.8	83.9
	$122.8	$118.0
Amounts due from Becton, Dickinson and Company	110.9	—
Prepaid expenses and other	77.9	23.2
Total Current Assets	$664.7	$291.8
Property, Plant and Equipment, Net	301.6	450.9
Goodwill and Other Intangible Assets	24.6	33.9
Deferred Income Taxes and Other Assets	95.5	11.4
Total Assets	$1,086.4	$788.0
Liabilities and Equity
Current Liabilities
Accounts payable	$41.4	$54.2
Accrued expenses	104.3	81.6
Amounts due to Becton, Dickinson and Company	66.5	—
Salaries, wages and related items	48.5	28.2
Current debt obligations	9.5	—
Current finance lease liabilities	3.6	—
Income taxes	27.2	—
Total Current Liabilities	$301.0	$164.0
Deferred Income Taxes and Other Liabilities	46.1	29.7
Long-Term Debt	1,598.1	—
Non Current Finance Lease Liabilities	32.6	—
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,055,327	0.6	—
Additional paid-in capital	10.0	—
Accumulated deficit	(577.1)	—
Net Investment from Becton, Dickinson and Company	—	864.8
Accumulated other comprehensive loss	(324.9)	(270.5)
Total Equity	$(891.4)	$594.3
Total Liabilities and Equity	$1,086.4	$788.0
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	46

Consolidated Statements of Equity
Embecta Corp.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2019	—	$—	$—	$—	$855.1	$(278.0)	$577.1
Net income attributable to Diabetes Care Business	—	—	—	—	427.6	—	427.6
Other comprehensive loss, net of taxes	—	—	—	—	—	16.4	16.4
Net transfers to Becton, Dickinson and Company	—	—	—	—	(448.9)	—	(448.9)
Balance at September 30, 2020	—	—	—	—	833.8	(261.6)	572.2

Balance at October 1, 2020	—	—	—	—	833.8	(261.6)	572.2
Net income attributable to Diabetes Care Business	—	—	—	—	414.8	—	414.8
Other comprehensive loss, net of taxes	—	—	—	—	—	(8.9)	(8.9)
Net transfers to Becton, Dickinson and Company	—	—	—	—	(383.8)	—	(383.8)
Balance at September 30, 2021	—	$—	$—	$—	$864.8	$(270.5)	$594.3

Balance at October 1, 2021	—	$—	$—	$—	$864.8	$(270.5)	$594.3
Net income attributable to Embecta Corp.	—	—	—	45.2	178.4	—	223.6
Net transfers to Becton, Dickinson and Company including Separation adjustments	—	—	—	—	(390.3)	9.8	(380.5)
Other comprehensive loss, net of taxes	—	—	—	—	—	(64.2)	(64.2)
Common dividends ($0.15 per share)	—	—	—	(8.6)	—	—	(8.6)
Net consideration paid to Becton, Dickinson, and Company in connection with Separation	—	—	—	—	(1,266.0)	—	(1,266.0)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,012,925	0.6	—	(613.7)	613.1	—	—
Stock-based compensation plans	—	—	10.0	—	—	—	10.0
Issuance of shares related to stock-based compensation plans	42,402	—	—	—	—	—	—
Balance at September 30, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	47

Consolidated Statements of Cash Flows
Embecta Corp.
Years Ended September 30

	2022	2021	2020
Operating Activities
Net income	$223.6	$414.8	$427.6
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	31.7	38.3	38.3
Amortization of debt issuance costs	3.2	—	—
Impairment of property, plant and equipment	58.9	13.8	—
Stock-based compensation	18.7	12.8	12.7
Net periodic pension benefit and other postretirement costs	10.2	9.4	9.4
Deferred income taxes	(26.5)	(2.8)	(2.2)
Change in operating assets and liabilities:
Trade receivables, net	122.7	(31.8)	(2.4)
Inventories	(23.4)	(18.0)	3.5
Due from/due to Becton, Dickinson and Company	(47.0)	—	—
Prepaid expenses and other	(44.0)	(11.5)	15.4
Accounts payable, accrued expenses and other current liabilities	73.3	30.8	(3.8)
Income and other net taxes payable	10.3	—	—
Other assets, net	0.5	0.5	—
Net Cash Provided by Operating Activities	$412.2	$456.3	$498.5
Investing Activities
Capital expenditures	(23.6)	(36.8)	(41.9)
Acquisition of intangible assets	(0.4)	(2.4)	—
Net Cash Used for Investing Activities	$(24.0)	$(39.2)	$(41.9)
Financing Activities
Proceeds from the issuance of long-term debt	1,450.0	—	—
Payments on long-term debt	(4.8)	—	—
Payment of long-term debt issuance costs	(33.3)	—	—
Payment of revolving credit facility fees	(5.6)	—	—
Payments on finance lease	(1.8)	—	—
Dividend payments	(8.6)	—	—
Net consideration paid to Becton, Dickinson and Company in connection with the Separation	(1,266.0)	—	—
Net transfers to Becton, Dickinson and Company	(177.9)	(417.1)	(456.6)
Net Cash Used for Financing Activities	$(48.0)	$(417.1)	$(456.6)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	—	—
Net Change in Cash and cash equivalents	$330.9	$—	$—
Opening Cash and cash equivalents	—	—	—
Closing Cash and cash equivalents	$330.9	$—	$—
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	48

Notes to Consolidated Financial Statements
Embecta Corp.
Note 1—Background
Embecta Corp. ("Embecta" or the "Company") is a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. The Company has a broad portfolio of marketed products, including a variety of pen needles, syringes and safety devices, which are complemented by a proprietary digital application designed to assist people with managing their diabetes. The Company primarily sells products to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients.
On April 1, 2022 (the "Separation Date"), Embecta and Becton, Dickinson and Company ("BD") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, BD agreed to spin off its diabetes care business ("Diabetes Care Business") into Embecta, a new, publicly traded company (the "Separation").
The Separation occurred by means of a pro-rata distribution (the "Distribution") of all of Embecta’s issued and outstanding shares of common stock on the basis of one share of Embecta common stock, par value $0.01 per share, for every five shares of BD common stock, par value $1.00 per share, held as of the close of business on March 22, 2022, the record date for the distribution. Embecta is now a standalone publicly traded company and, on April 1, 2022, regular-way trading of Embecta common stock commenced on the Nasdaq Global Select Market under the ticker symbol "EMBC".
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
Note 2 - Basis of Presentation
On April 1, 2022, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation on April 1, 2022, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from BD's consolidated financial statements and accounting records. The financial statements for all periods presented, including the historical results of the Company prior to April 1, 2022, are now referred to as "Consolidated Financial Statements", and have been prepared pursuant to the rules and regulations for reporting on Form 10-K.
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. The assets, liabilities, revenue and expenses of the Diabetes Care Business were reflected in the combined financial statements on a historical cost basis, as included in the consolidated financial statements of BD, using the historical accounting policies applied by BD. The Consolidated Financial Statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
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
iv.certain costs incurred by BD for activities related to device research and development, as well as medical and regulatory affairs.
v.stock-based compensation expenses (see Note 9).
vi.certain compensation expenses maintained on a centralized basis such as certain employee benefit expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	49

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
BD utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Diabetes Care Business was routinely transferred into accounts managed by BD’s centralized treasury function and cash disbursements related to operations prior to the Separation were funded as needed by BD. Balances held by the Diabetes Care Business with BD for cash transfers and loans were reflected as Due to related party prior to the Separation. All other cash and cash equivalents and related transfers between BD and the Diabetes Care Business were generally held centrally through accounts controlled and maintained by BD and were not specifically identifiable to the Diabetes Care Business. Accordingly, such balances were accounted for through Net Investment from Becton, Dickinson and Company. BD’s third-party debt and related interest expense were not attributed to the Diabetes Care Business because the business was not the legal obligor of the debt and the borrowings were not specifically identifiable to the business.
For the Diabetes Care Business, transactions with BD affiliates were included in the Consolidated Statements of Income and related balances were reflected as Due to related party, Due from related party or Related Party Loans Payable. Other balances between the Diabetes Care Business and BD were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded.
As the separate legal entities that made up the Diabetes Care Business were not historically held by a single legal entity, Net Investment from Becton, Dickinson and Company was shown in lieu of stockholders’ equity in these Consolidated Financial Statements. Net Investment from Becton, Dickinson and Company represented BD’s interest in the recorded assets of the Diabetes Care Business and the cumulative investment by BD through the date of the Separation, inclusive of operating results.
Income tax expense and tax balances in the Consolidated Financial Statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
The provision for income taxes for the period prior to the Separation was calculated by applying an estimated effective income tax rate for the full year to ordinary income adjusted by the tax impact of discrete items.
As of the Separation Date
Certain assets and liabilities, including patents and unrecognized tax benefits that were included in the Consolidated Balance Sheet prior to the Separation, have been retained by BD post-Separation and therefore were transferred to BD through Net Investment from Becton, Dickinson and Company in the Company's Consolidated Financial Statements.
In connection with the Separation, additional pension assets, deferred tax assets, other compensation obligations, and certain other assets and liabilities were transferred to the Company through Net Investment from Becton, Dickinson and Company, and the Company recorded these in the Consolidated Balance Sheet.
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
All intercompany transactions and accounts within Embecta have been eliminated.
Certain reclassifications were made to conform the prior period Consolidated Financial Statements to the current period presentation.

Dollar amounts are in millions except per share amounts or as otherwise specified.	50

Note 3 — Summary of Accounting Policies
Revenue Recognition
The Company recognizes revenue from product sales and considers performance obligations satisfied when the customer obtains control of the product, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. When arrangements include multiple performance obligations, the total transaction price of the contract is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The point in time upon which shipment or delivery occurs is the most faithful depiction of when control of the goods transfers to the customer. Variable consideration such as rebates, sales discounts, and sales returns are estimated and treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on contractual terms, historical practices and current trends, and are adjusted as new information becomes available. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities.
Additional disclosures regarding the Company’s accounting for revenue recognition are provided in Note 7.
Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less.
Trade Receivables
The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of probable credit losses relating to trade receivables and is determined based on historical experience, current conditions, reasonable and supportable forecasts and other specific account data. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible.
Inventories
Inventories are stated at the lower of approximate cost or net realizable value determined on the first-in, first-out basis.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, 4 to 13 years for machinery and equipment and 1 to 20 years for leasehold improvements. Depreciation expense was $31.0 million in 2022, $37.2 million in 2021, and $36.5 million in 2020.
Property, plant and equipment are periodically reviewed when impairment indicators are present to assess recoverability or a decision has been made to abandon efforts associated with construction in progress assets. Recoverability is determined by comparing the carrying values of the assets or asset groups to the undiscounted cash flows to be generated from the use and eventual disposition of such assets or asset groups. If the asset’s or asset group’s carrying value exceeds such undiscounted cash flows, the assets or asset groups are not recoverable and an impairment loss is recognized based on the amount by which the carrying value of the asset or asset group exceeds its calculated fair value.
Capitalized Interest
The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the year ended September 30, 2022, the Company capitalized $5.2 million of interest expense into Property, Plant and Equipment, Net.
Advertising Costs
Advertising costs are expensed as incurred and included in Selling and administrative expense. The Company recorded advertising costs of $11.6 million, $9.3 million, and $8.2 million in 2022, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. The Company has one reporting unit. Goodwill is evaluated for impairment as of July 1 each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). We completed the annual goodwill impairment

Dollar amounts are in millions except per share amounts or as otherwise specified.	51

test as of July 1, 2022 and concluded that no impairment to goodwill was necessary as the fair value of the Company's one reporting unit was significantly in excess of the carrying value.
No goodwill impairments were identified during the years ended September 30, 2021, or 2020, and no accumulated impairment losses are recorded.
Amortized intangible assets primarily consist of patents and customer relationships. Patents are generally amortized over 20 years using the straight-line method. Customer relationship assets are generally amortized over periods ranging from 10 to 15 years, using the straight-line method. Other intangibles with finite useful lives are amortized over periods principally ranging from 1 to 40 years, using the straight-line method. Finite-lived intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted cash flows. The carrying values of these finite-lived assets are compared to the undiscounted cash flows they are expected to generate and an impairment loss is recognized in operating results to the extent any finite-lived intangible asset’s carrying value exceeds its calculated fair value.
Foreign Currency Translation
Generally, foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into United States dollars using current exchange rates. The United States dollar results that arise from such translation are included in Accumulated other comprehensive loss.
Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within selling and administrative expense. Shipping and handling costs were $27.4 million, $13.6 million, and $12.4 million in 2022, 2021, and 2020, respectively.
Contingencies
The Company establishes accruals for future losses which are both probable and can be reasonably estimated (and in the case of environmental matters, without considering possible third-party recoveries). Additional disclosures regarding the Company’s accounting for contingencies are provided in Note 6.
Stock-Based Compensation
Prior to the Separation, certain of the Company’s employees historically participated in BD’s stock-based compensation plans. Stock-based compensation expense was either allocated to the Company based on a proportionate cost allocation method or recorded based on specific identification. Effective April 1, 2022, the Company established the 2022 Employee and Director Equity Based Compensation Plan (the "Plan"). The Plan provides for the grant of various types of awards, including restricted stock unit awards, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and generally may not be less than the fair market value per share on that date. The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. Accordingly, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change (see Note 9).
Benefit Plans
Prior to the Separation, the defined benefit plans in which the Company participated related primarily to plans sponsored by BD and for which other businesses of BD also participate (the "Shared Plans"). The Company accounted for the Shared Plans as multiemployer plans and therefore the related assets and liabilities were not reflected in the Consolidated Balance Sheets. For such periods prior to the Separation, the Consolidated Statements of Income reflect a proportional allocation of net periodic benefit cost for the Shared Plans associated with the Company. The Company's participation in the defined pension and postretirement benefit plans sponsored by BD concluded upon the completion of the Separation on April 1, 2022. At Separation, Embecta became the plan sponsor for certain non-United States defined benefit pension plans (see Note 17).
Research and Development
Research and development costs are expensed as incurred.

Dollar amounts are in millions except per share amounts or as otherwise specified.	52

Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates.
We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
From time to time, the Company engages in transactions in which tax consequences may be subject to uncertainty. The Company conducts business and files tax returns in numerous jurisdictions based on its interpretation of tax laws and regulations. In evaluating the Company’s tax provision, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on the technical merits. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
While the Company believes it has identified all reasonable exposures and the reserve it has established is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserve.
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and introduced an additional U.S. tax on certain non-US. Subsidiaries’ earnings which are referred to as Global Intangible Low Taxed Income (“GILTI”) . The Company has elected to treat GILTI as a period cost.
Prior to the Separation, our operations were included in the tax returns of BD. Income taxes as presented in the Consolidated Financial Statements attribute current and deferred income tax assets and liabilities of BD to us in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. Our income tax provision prior to the Separation was prepared using the separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise. We believe the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
Additional disclosures regarding our accounting for income taxes are provided in Note 13.
Segment Data
The Company operates and reports its financial information as one segment. In making this determination, the Company (i) determines its Chief Operating Decision Maker (“CODM”), (ii) identifies and analyzes potential business components, (iii) identifies its operating segments and (iv) determines whether there are multiple operating segments requiring presentation as reportable segments. The Company’s decision to report as one segment is based upon the following: (1) its internal organizational structure; (2) the manner in which its operations are managed; and (3) the criteria used by the Company’s President, its CODM, to evaluate performance of the Company’s business and allocate resources and capital.
Fair Value Measurements
A fair value hierarchy is applied to prioritize inputs used in measuring fair value. The three levels of inputs used to measure fair value are detailed below. Additional disclosures regarding the Company’s fair value measurements are provided in Note 14.

Level 1—Inputs to the valuation methodology which represent unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2—Inputs to the valuation methodology which include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.

Level 3—Inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

Dollar amounts are in millions except per share amounts or as otherwise specified.	53

Leases
We determine whether an arrangement contains a lease at inception. If a lease is identified in an arrangement, we recognize a right-of-use asset and liability in our Consolidated Balance Sheets and determine whether the lease should be classified as a finance or operating lease. We do not recognize assets or liabilities for leases with lease terms of less than 12 months.
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
Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the implicit rate is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.
For lease arrangements that are recognized on the Company’s Consolidated Balance Sheets, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, we reflect the option in the lease term if it is reasonably certain we will exercise the option.
Finance leases are recorded in Property, Plant and Equipment, Net, Current finance lease liabilities, and Non Current Finance Lease Liabilities and operating leases are recorded in Deferred Income Taxes and Other Assets, Accrued expenses, and Deferred Income Taxes and Other Liabilities in our Consolidated Balance Sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses, including determining the allocation of shared costs and expenses from BD, depreciable and amortizable lives, sales returns and allowances, rebate accruals, inventory reserves and taxes on income as reflected in the Consolidated Financial Statements. Actual results could differ from these estimates.
Net Investment from Becton, Dickinson and Company — Net investment from Becton, Dickinson and Company represented BD’s interest in the recorded assets of the Company and the cumulative investment by BD in the Company through the date of the Separation, inclusive of operating results and the net effect of the transactions with and allocations from BD. See Notes 2 and 4 for additional information.
Supplemental Disclosures Of Cash Flow Information
Cash paid for interest related to debt during the year ended September 30, 2022 was $38.9 million. The Company did not have any debt outstanding during the years ended September 30, 2021 and 2020. Cash paid for income taxes, net of refunds, for the year ended September 30, 2022 was $15.6 million. For the years ended September 30, 2021 and 2020, the Company's current tax liabilities computed under the separate return method are considered to be effectively settled at the time the transaction is recorded, with the offset recorded against Net investment from Becton, Dickinson and Company.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this new accounting standard at the beginning of fiscal 2022 and adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts

Dollar amounts are in millions except per share amounts or as otherwise specified.	54

with Customers" ("ASU No. 2021-08"). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under Accounting Standards Codification ("ASC") Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company intends to early adopt this ASU effective October 1, 2022.
Note 4 — Third Party Arrangements and Related Party Disclosures
Pursuant to the Separation, BD ceased to be a related party to Embecta and accordingly, no related party transactions or balances are reported subsequent to April 1, 2022.
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Embecta and BD (including certain deferred assets and liabilities) as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Embecta's business with Embecta and financial responsibility for the obligations and liabilities of BD’s remaining businesses with BD, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Embecta and BD of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Embecta’s and BD’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of BD’s business and Embecta’s business.
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, human resources, procurement, quality and regulatory affairs, medical affairs, tax and treasury services. The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. The services will terminate no later than 24 months following the Separation. The service recipient may terminate any services by giving prior written notice to the provider of such services and paying any applicable wind-down charges.
•Trade Receivables Factoring Agreements - Embecta and BD entered into trade receivables factoring agreements (the "Factoring Agreements"), under which Embecta transfers certain net trade receivable assets to BD, and pays a service fee calculated as 0.1% of annual revenues related to countries subject to the Factoring Agreements in exchange for the services provided by BD. Per the terms of the Factoring Agreements, the Company and its relevant subsidiaries sell receivables to the corresponding BD subsidiary in the same jurisdiction and such BD subsidiary collects the receivables from Company's customers. The BD subsidiary assumes the credit risk in respect of the receivables, and accordingly deducts a factoring fee from the purchase price of such receivables. Accordingly, Embecta accounts for the transfer as sales of trade receivables by recognizing an increase to Cash and cash equivalents and a decrease to Trade Receivables, net in the Consolidated Balance Sheets when proceeds from the transactions are received. The transfers are presented in the Consolidated Statements of Cash Flows as operating activities and the related service fee is presented as a component of Other income (expense), net in the Consolidated Statements of Income.
•Distribution Agreements - Embecta and BD entered into distribution agreements for certain territories, principally in the Asia Pacific Region and Latin America, whereby a subsidiary of BD is appointed as a distributor of Embecta or its relevant subsidiaries to support certain commercial operations of the diabetes care business on a transitional basis in these regions for a maximum of two years. The distribution agreements will each continue until either (1) certain governmental approvals needed to distribute products in the defined territory are obtained and order-to-cash processes and other services of the Company for such territory are migrated to an alternative commercial arrangement between the parties or (2) the applicable services are transitioned to a third-party distributor or independently performed by Embecta, but in any event no longer than the maximum term of two years. Embecta shall pay BD a return of 1.5% to 2.0% of net revenue for each territory.
•Cannula Supply Agreement - Embecta and BD entered into a cannula supply agreement whereby BD sells to Embecta cannulas for incorporation into Embecta's existing syringes and pen needles, safety syringes and safety pen needles, and insulin patch pump, pen needles and safety pen needle currently under development. BD retains

Dollar amounts are in millions except per share amounts or as otherwise specified.	55

ownership of all cannula technology, cannula production activities and the intellectual property rights therein. Embecta is limited to a maximum number of cannulas that it can purchase under the cannula supply agreement, which will be an absolute upper limit of cannulas per year and yearly limits that vary with annual demand. The cannula supply agreement is terminable by Embecta without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than five years from the Separation. The cannula supply agreement will be terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the Separation. However, in the event of a change of control of Embecta, BD has the right to terminate the cannula supply agreement in its sole discretion. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if Embecta’s yearly forecast is below the required minimum purchase amount, and the parties have other customary termination rights for material breach or bankruptcy of the other party.
•Tax Matters Agreement - Pursuant to the tax matters agreement, Embecta agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions. Embecta may take certain actions prohibited by these covenants only if Embecta obtains and provides to BD an opinion from a United States tax counsel or accountant of recognized national standing, in either case satisfactory to BD, to the effect that such action would not jeopardize the tax-free status of the distribution and certain related transactions, or if Embecta obtains prior written consent of BD. Embecta is barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of the distribution and certain related transactions or result in certain other taxes to BD, for all relevant time periods. In addition, during the period ending two years after the Separation, these covenants include specific restrictions on Embecta’s (i) discontinuing the active conduct of Embecta’s trade or business; (ii) issuance or sale of stock or other securities (including securities convertible into Embecta stock, but excluding certain compensatory arrangements); (iii) liquidating, merging, or consolidating with any other person; (iv) amending Embecta’s certificate of incorporation (or other organizational documents) or taking any other action, whether through a stockholder vote or otherwise, affecting the voting rights of Embecta common stock; (v) sales of assets outside the ordinary course of business; and (vi) entering into any other corporate transaction which would cause Embecta to undergo a 50% or greater change in its stock ownership.
•Logistics Services Agreement - Embecta and BD entered into a logistics services agreement whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years. Embecta will pay BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue.
•Other agreements that Embecta entered into with BD include, but are not limited to, the employee matters agreement ("EMA"), an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility located in Holdrege, Nebraska. See Note - 16 for more information on the lease agreement for Holdrege.
The amount due from BD under the above agreements was $110.9 million at September 30, 2022 and is reflected in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $66.5 million at September 30, 2022 and is included in Amounts due to Becton, Dickinson and Company.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of BD. The following disclosure summarizes activity between the Company and BD up to the Separation, including the affiliates of BD that were not part of the Separation.
For the years ended September 30, 2022, 2021 and 2020, cost of products sold from related party inventory purchases were $28.0 million, $40.6 million and $43.4 million, respectively.
Corporate and Medical Segment Allocations from BD
BD provided significant corporate, finance, human resources, information technology, facilities, and legal services, among others (collectively, “General Corporate Expenses”) to the Company. Some of these services continue to be provided by BD to the Company on a temporary basis under the Transition Services Agreement. For purposes of these Consolidated

Dollar amounts are in millions except per share amounts or as otherwise specified.	56

Financial Statements for the periods prior to the Separation, the General Corporate Expenses have been allocated to the Company.
The allocations of General Corporate Expenses are reflected in the Consolidated Statements of Income as follows:

	Year ended September 30,
	2022	2021	2020
Cost of products sold	$2.3	$13.0	$9.2
Selling and administrative expense	47.9	98.3	80.2
Research and development expense	3.5	5.2	5.4
Other (income) expense, net	(0.6)	(1.3)	0.5
Total General Corporate Expenses	$53.1	$115.2	$95.3

These expenses were allocated to the Company on a pro rata basis of global and regional revenues, headcount, research and development spend and other drivers. Management believes the assumptions underlying the Consolidated Financial Statements, including the assumptions regarding allocating General Corporate Expenses from BD, are reasonable. Nevertheless, the Consolidated Financial Statements for periods prior to the Separation may not include all of the actual expenses that would have been incurred and may not reflect the Company’s Consolidated results of operations, financial position and cash flows had it been a standalone public company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
Related party transactions
The following transactions represent activity in the ordinary course of business between the Company and BD prior to the Separation for certain materials for use in production of certain medical products that were not at arm’s length. The following table summarizes related party purchases as follows:

	Year ended September 30,
	2022	2021	2020
Purchases from BD	$28.0	$40.6	$43.4
All significant intercompany transactions between the Company and BD prior to the Separation have been included in the Consolidated Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. For the period prior to the Separation, the total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Net Investment from Becton, Dickinson and Company.
Prior to the Separation, net transfers to BD were included within Net Investment from Becton, Dickinson and Company. in the Consolidated Statements of Equity and represent the net effect of transactions between the Company and BD.
The following table summarizes the components of the net transfers to BD as follows:

	Year ended September 30,
	2022	2021	2020
Cash pooling and general financing activities(1)	$255.9	$599.5	$591.8
Corporate and segment allocations, excluding non-cash stock-based compensation	(50.4)	(109.9)	(90.4)
Taxes deemed settled with BD	(16.2)	(72.5)	(44.8)
Other Separation related adjustments, net	(11.4)	—	—
Net transfers to BD as reflected in the Consolidated Statements of Cash Flows	177.9	417.1	456.6
Share-based compensation expense	(8.5)	(12.5)	(12.7)
Pension expense	(3.6)	(9.4)	(9.4)
Net Consideration paid to BD in connection with the Separation	1,266.0	—	—
Related party senior secured notes	197.0	—	—
Other transfers to (from) BD, net	84.1	(11.4)	14.4
Net transfers to BD	$1,712.9	$383.8	$448.9

Dollar amounts are in millions except per share amounts or as otherwise specified.	57

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Related Party Senior Secured Notes
On March 31, 2022, Embecta issued $200.0 million of senior secured notes to BD (the "Related Party Notes"). The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As of April 1, 2022 the Related Party Notes were reclassified to Long-Term Debt in the Consolidated Balance Sheets as the Related Party Notes are third party debt for periods post Separation. Refer to Note 11 for further information.
Note 5 — Other Operating Expenses
In connection with the Separation further described in Note 1, the Company incurred separation and stand-up costs of approximately $44.7 million and $4.8 million during the years ended September 30, 2022 and 2021, respectively. There were no separation and stand-up costs incurred during the year ended September 30, 2020. The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other costs associated with the abandonment of certain manufacturing production lines.
Note 6 — Contingencies
The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters and when warranted, take legal action against others. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.
An estimated loss contingency is accrued in the Company’s Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it has adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
The Company was not a party to any material legal proceedings at September 30, 2022 or September 30, 2021, nor is it a party to any material legal proceedings as of the date of issuance of these Consolidated Financial Statements.
Note 7 — Revenues
Measurement of Revenues
Payment terms extended to the Company’s customers are based upon commercially reasonable terms for the markets in which the Company’s products are sold. Because the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer, the Company does not generally adjust its revenues for the effects of a financing component. The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s consolidated financial results.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	58

The Company’s liability attributed to variable consideration at September 30, 2022 and September 30, 2021 was $43.8 million and $71.7 million, respectively. The decrease is primarily attributed to the Factoring Agreements by which certain trade receivables are factored to BD net of variable consideration. Sales deductions recorded as a reduction of gross revenues for the years ended September 30, 2022, 2021 and 2020 were $336.4 million, $298.7 million, and $300.7 million respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region is provided within Note 8.
Contract Assets and Liabilities
The Company does not have contract liabilities. Contract assets consist of the Company’s right to consideration that is conditional upon its future performance pursuant to private label agreements and are presented within Prepaid expenses and other in the Consolidated Balance Sheets.
The Company’s contract asset balance was $1.2 million and $1.4 million as of September 30, 2022 and 2021, respectively.
Note 8 — Segment and Geographical Data
Operating segments are identified as components of an enterprise in which discrete financial information is available for evaluation by the CODM in making decisions regarding assessing business performance and allocating resources and capital. Management has concluded that the Company operates in one segment based upon the information used by the CODM in evaluating the performance of the Company’s business and allocating resources and capital.
Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes large and small key account managers that call on payers, retailers, wholesalers and institutional customers, and field-based territory managers that call on health care providers and pharmacies. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Greater Asia, the Company has distribution agreements and in China, the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography as management believes this category best depicts how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Year ended September 30,
	2022	2021	2020
United States	$600.3	$609.4	$563.0
International(1)	529.2	555.9	522.5
Total	$1,129.5	$1,165.3	$1,085.5

(1)For the years ended September 30, 2022, 2021, and 2020 no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 9 — Stock-Based Compensation
Periods Prior to Separation
Prior to the Separation, certain of the Company's employees participated in stock-based compensation plans sponsored by BD. Under these plans BD granted time-vested restricted stock units ("TVUs"), stock appreciation rights ("SARs"), and performance share units ("PSUs") to certain management level employees.
Prior to the Separation on April 1, 2022, share-based compensation expense in the Consolidated Statements of Income is representative of those employees who were dedicated to the Diabetes Care Business. Additionally, share-based compensation expense was allocated to the Diabetes Care Business for BD Corporate and Medical Segment employees who were not dedicated solely to the Diabetes Care Business. This stock-based compensation expense was allocated using a proportional cost allocation method and is included as a component of corporate allocations for periods prior to the

Dollar amounts are in millions except per share amounts or as otherwise specified.	59

Separation. The amounts presented for the periods prior to the Separation are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company.
As of Separation Date and Periods Post Separation
In connection with the Separation, and in accordance with the EMA, Embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. As a result of the award modification, Embecta will incur $6.1 million of incremental stock-based compensation expense. Of this amount, $2.3 million was recognized during the year ended September 30, 2022. $3.8 million will be recognized at a future date over the awards' remaining vesting period.
Effective April 1, 2022, Embecta established the Plan. A total of 7,000,000 shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted stock unit ("RSU") awards, SARs, stock options, performance-based awards and other stock-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally SARs have a term of ten years and a three or four year vesting period, subject to limited exceptions.
The Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change.
On April 1, 2022, Embecta granted 48,192 potential shares to non-employee directors in the form of RSUs, which vest at the earlier of (i) the first anniversary of the grant date or (ii) the date of the first annual meeting of stockholders, subject to continued service of the recipients.
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
•27,653 of TVUs and 132,004 of SARs granted to the Embecta's chief executive officer which vest evenly over three and four years, respectively.
Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the years ended September 30, 2022, 2021, and 2020 and the respective income tax benefits recognized by the Company in the Consolidated Statements of Income are as follows:

	2022	2021	2020
Cost of products sold	$2.3	$2.7	$2.4
Selling and administrative expense	14.6	7.8	7.8
Research and development expense	1.8	2.3	2.2
Total Stock-Based Compensation Expense	$18.7	$12.8	$12.4
Tax benefit associated with stock-based compensation costs recognized	$2.9	$2.8	$3.0
Stock Appreciation Rights
SARs represent the right to receive, upon exercise, shares of common stock having a value equal to the difference between the market price of common stock on the date of exercise and the exercise price on the date of grant. SARs generally vest over a period of three to four years and have a term of ten years. The fair value of awards are estimated on the date of grant using a Black-Scholes-Merton (“BSM”) model. The BSM assumptions include expected dividend yield, risk-free interest rate, volatility, and term of the SARs.
In connection with the SARs granted during 2022, the Company used the BSM to determine the fair value of the SARs as of the grant date. In applying this model, the Company uses both historical data and current market data to estimate the fair value of its SARs. The expected dividend yield is based on forecasted patterns of dividend payments. The risk-free interest rate is based on the rate at grant date of zero-coupon United States Treasury Notes with a term equal to the expected term of the SAR. Expected volatility is estimated using historical volatility. Due to the lack of trading history of Embecta's stock at the time of valuation efforts, the historical component of expected volatility is based on historical monthly price changes of the peer group within the industry. BD's historical data for Embecta employees was used to estimate equity award exercise and employee termination behavior within the valuation model. The expected term represents the amount of time

Dollar amounts are in millions except per share amounts or as otherwise specified.	60

that SARs granted are expected to be outstanding based on historical and forecasted exercise behavior. The weighted average fair value of SARs was determined using the following assumptions:

2022
Risk-free interest rate	2.5%
Expected volatility	37.8%
Expected dividend yield	2.9%
Expected life	6.5
Fair value per SAR	$9.38

A summary of SARs outstanding as of September 30, 2022 and changes since the Separation Date are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at April 1	1,379.8	$27.70
Granted	660.2	31.40
Exercised*	(9.0)	13.66
Forfeited, canceled or expired	(114.3)	$28.64
Balance at September 30	1,916.7	$28.98	8.7	$1.4
Vested and expected to vest at September 30	1,824.0	$28.96	8.7	$1.4
Exercisable at September 30	230.6	$25.71	6.2	$0.8

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
SARs with an intrinsic value of $0.1 million and grant date fair value of $6.1 million were exercised since the Separation Date.
Time-Vested Restricted Stock Units

Time vested restricted stock unit awards vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all time vested restricted stock units is based on the market value of the Company’s stock on the date of grant.

A summary of time-vested restricted stock units outstanding as of September 30, 2022 and changes since the Separation Date are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at April 1	847.0	$27.41
Granted	248.6	31.23
Distributed*	(58.5)	27.41
Forfeited, canceled or expired	(59.6)	28.03
Nonvested at September 30	977.5	$28.34
Expected to vest at September 30	930.8	$28.34

*The amounts distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of time restricted stock units granted since the Separation Date is $31.23 and the total fair value of time vested stock units vested since the Separation Date is $1.6 million.
At September 30, 2022, the weighted average remaining vesting term of time vested restricted stock units is 1.7 years.
Unrecognized Compensation Expense and Other Stock Plans

Dollar amounts are in millions except per share amounts or as otherwise specified.	61

The amount of unrecognized compensation expense for all non-vested stock-based awards as of September 30, 2022, is approximately $27.8 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years. At September 30, 2022, 4.1 million shares were authorized for future grants under the Plan.
Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	Weighted Average Amortization Period (Years)	September 30, 2022	September 30, 2021
Amortized intangible assets
Patents – gross	13.0	$9.4	$20.8
Less: accumulated amortization		(3.9)	(6.5)
Patents – net		$5.5	$14.3
Customer Relationships and Other – gross	6.9	$5.2	$5.4
Less: accumulated amortization		(1.8)	(1.4)
Customer Relationships and Other – net		$3.4	$4.0
Total amortized intangible assets		$8.9	$18.3
Goodwill		15.7	15.6
Total Goodwill and Other Intangible Assets		$24.6	$33.9
Intangible asset amortization expense was $0.7 million for the year ended September 30, 2022 and $0.3 million for the years ended September 30, 2021 and 2020, respectively. The estimated intangible asset amortization expense for each of the fiscal years ended September 30, 2023 through 2027 is expected to approximate $1.1 million per year and $3.4 million for years subsequent thereafter.
Note 11 — Long-Term Debt
5.00% Senior Secured Notes due 2030
On February 10, 2022 Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030 (the “5.00% Notes”). Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity.
6.75% Senior Secured Notes due 2030
On March 31, 2022, Embecta issued $200.0 million of 6.75% Related Party Notes at a discount of $3.0 million. The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As such, the issuance of the Related Party Notes is a non-cash financing activity and is not presented in the Consolidated Statements of Cash Flows for the year ended September 30, 2022.
On April 1, 2022, BD transferred the Related Party Notes with a notional value of $200.0 million issued by Embecta to Morgan Stanley in exchange for certain notes of BD that were purchased by Morgan Stanley pursuant to a tender offer. Morgan Stanley then sold the senior secured notes to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended. As of April 1, 2022, the 6.75% senior secured notes (the "6.75% Notes") became third party debt of Embecta. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity. The 6.75% Notes will mature on February 15, 2030.
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United

Dollar amounts are in millions except per share amounts or as otherwise specified.	62

States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2022, no amount has been drawn on the Revolving Credit Facility.
The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The Credit Agreement and the indentures for the 5.00% and 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens.
The following is a summary of Embecta's total debt outstanding as of September 30, 2022:

Term Loan	$945.3
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,645.3
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(37.7)
Long-term debt	$1,598.1
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2023	$9.5
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.8
The estimated fair value of long-term debt (including current portion) at September 30, 2022 was $1,531.3 million compared with a carrying value (which includes a reduction for amortized debt issuance costs and discounts) of $1,607.6 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 12 — Earnings per Share
On April 1, 2022, the date of the Separation, 57,012,925 shares of Embecta's common stock, par value $0.01 per share, were distributed to BD shareholders of record as of March 22, 2022, the record date of the transaction. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.
In connection with the Separation, and in accordance with the EMA, Embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation (see Note 9 for additional details).
The calculation of basic and diluted earnings per common share for the years ended September 30, 2022, 2021 and 2020 were as follows:

Dollar amounts are in millions except per share amounts or as otherwise specified.	63

($ in millions and shares in thousands, except per share amounts)	2022	2021	2020
Net Income attributable to Embecta	$223.6	$414.8	$427.6

Basic weighted average number of shares outstanding	57,024	57,013	57,013
Stock awards and equity units (share equivalent)	437	—	—
Diluted weighted average shares outstanding	57,461	57,013	57,013

Earnings per common share - Basic	$3.92	$7.28	$7.50
Earnings per common share - Diluted	$3.89	$7.28	$7.50
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Embecta outstanding prior to the Separation.
For periods subsequent to the Separation, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For 2022, 1.8 million of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
Note 13 — Income Taxes
Income (Loss) Before Income Taxes
The components of Income Before Income Taxes for the years ended September 30 consisted of:

	2022	2021	2020
Domestic	$(29.1)	$87.5	$73.8
Foreign	285.7	407.4	412.0
Income before income taxes	$256.6	$494.9	$485.8
Provision for Income Taxes
The provision (benefit) for income taxes for the years ended September 30 consisted of:

	2022	2021	2020
Current:
Federal	$20.4	$19.2	$1.0
State	3.4	4.3	3.7
Foreign	35.7	59.4	55.7
	$59.5	$82.9	$60.4
Deferred:
Federal	$(31.1)	$(1.3)	$(2.7)
State	(4.6)	(0.3)	—
Foreign	9.2	(1.2)	0.5
	$(26.5)	$(2.8)	$(2.2)
Income tax provision	$33.0	$80.1	$58.2
The Company's income tax provision for the first half of 2022 and the years ended September 30, 2021 and 2020 were prepared using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
For a portion of 2022 and all periods prior to the Separation, the Company’s domestic and foreign operations are included in BD’s domestic consolidated and foreign tax returns, and payments to all tax authorities are made by BD on the Company’s behalf. The Company files its own foreign tax return and makes its own foreign tax payments in Ireland. The Company’s current tax liabilities computed under the separate return method are considered to be effectively settled in the consolidated financial statements at the time the transaction is recorded, with the offset recorded against Net parent investment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	64

Tax Rate Reconciliation
A reconciliation of federal statutory tax rate to the Company's effective income tax rate was as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(0.8)	0.7	0.6
Foreign income tax at rates other than 21%	(7.0)	(6.1)	(6.7)
US tax on foreign earnings	0.2	0.5	0.5
Taxes on unremitted foreign earnings	3.2	—	—
Tax reserves	(1.8)	0.5	(3.0)
Tax credits	(0.7)	(0.4)	(0.4)
Nontaxable items	(1.1)	—	—
Other, net	(0.1)	—	—
Effective income tax rate	12.9%	16.2%	12.0%
The decrease in the Company's effective income tax rate from 2022 as compared to 2021 was primarily due to the change in geographical mix of earnings and favorable unrecognized tax benefits recorded in 2022; partially offset by tax expense that have been provided on undistributed earnings of foreign subsidiaries.
The increase in the Company's effective income tax rate from 2021 as compared to 2020 was primarily impacted by favorable unrecognized tax benefits recorded in 2020.

Dollar amounts are in millions except per share amounts or as otherwise specified.	65

Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2022	2021
Deferred tax assets:
Compensation and benefits	$8.6	$2.1
Accruals and reserves	10.3	5.3
Intangibles	26.2	—
Property, plant and equipment	19.0	—
Capitalized research and development expenses	7.0	—
Leases	9.7	—
Tax loss and credit carryforwards	0.5	0.3
Other	5.4	1.6
Gross deferred tax assets before valuation allowance	$86.7	$9.3
Valuation allowance	$(10.4)	$(0.3)
Total deferred tax assets	$76.3	$9.0

Deferred tax liabilities:
Property, plant and equipment	$—	$(8.3)
Taxes on unremitted foreign earnings	(8.2)	—
Right of use asset	(9.5)	—
Other	—	(2.0)
Total deferred tax liabilities	$(17.7)	$(10.3)
Net deferred tax assets (liabilities) (i)	$58.6	$(1.3)
i.Net deferred tax assets are included in Deferred Income Taxes and Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities in the Consolidated Balance Sheets.
Deferred tax assets and liabilities are netted in the Consolidated Balance Sheets by separate tax jurisdictions.
As of September 30, 2022, the Company has recorded deferred taxes on undistributed earnings of foreign subsidiaries. As of September 30, 2021 the Company has not provided deferred taxes on undistributed earnings in 2021. The determination of the amount of the unrecognized deferred tax liability in 2021 related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
The Company has recorded valuation allowances of $10.4 million for certain foreign deferred tax assets due to uncertainty that exists regarding future realizability.
Unrecognized Tax Benefits
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The Company believes it is reasonably possible that the amount of unrecognized tax benefits will change due to one or more of the following events in the next twelve months: expiring statutes, audit activity, and tax payments in matters that are the subject of controversy in various taxing jurisdictions in which the Company operates.

	2022	2021	2020
Balance at October 1	$16.0	$14.5	$28.4
Increase due to current year tax positions	1.0	1.3	0.8
Increase due to prior year tax positions	—	0.3	0.1
Decrease due to prior year tax positions	(6.7)	—	(14.8)
Decrease due to settlements with tax authorities	—	(0.1)	—
Decrease due to lapse of statute of limitations	(4.6)	—	—
Balance at September 30	$5.7	$16.0	$14.5
Unrecognized tax benefits including interest and penalties that would affect the effective tax rate if recognized	$7.2	$20.0	$17.4

Dollar amounts are in millions except per share amounts or as otherwise specified.	66

For a portion of 2022 and all periods prior to the Separation, the Company’s domestic and foreign operations were included in BD’s domestic consolidated and foreign tax returns, with the exception of Ireland.
The Company conducts business and files tax returns in numerous countries and currently has no tax audits in progress for the period after the Separation.
The following were included for the years ended September 30 as a component of Income tax provision in the Consolidated Statements of Income.

	2022	2021	2020
Interest and penalties associated with unrecognized tax benefits	$1.5	$4.0	$2.9
Note 14 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021, to the total amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$330.9	$—
Cash and cash equivalents includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows:

	Hedge Designation	September 30, 2022	September 30, 2021
Foreign exchange contracts (a)	Undesignated	$5.1	$—
a.Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in Other income (expense), net. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Gains and losses recognized to date on these instruments were not material to the Company's Consolidated Financial Statements.
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
During the year ended September 30, 2022, the Company recorded impairment charges of $58.9 million related to the abandonment of certain manufacturing production lines in the United States that are no longer expected to be completed. These assets were previously included as a component of Construction in progress within Property, Plant and Equipment. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.
During the year ended September 30, 2021, the Company recorded impairment charges related to certain construction in progress assets related to discontinued projects totaling $13.8 million. The impairment charges were recorded to adjust the carrying amount of the assets to the assets’ fair values, which were estimated through a discounted cash flow model that utilized Level 3 inputs. The impairment charges are recognized within Cost of products sold in the Consolidated Statements of Income. There were no impairment charges incurred during the year ended 2020.
Concentration of Credit Risk
Historically and prior to the Separation, the Company’s operations formed part of BD’s monitoring of concentrations of credit risk associated with financial institutions for which BD conducted business.

Dollar amounts are in millions except per share amounts or as otherwise specified.	67

As of September 30, 2022, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreements (see Note 4). As a result, the Company is no longer exposed to credit risk associated with those transferred receivables and does not have material credit risk exposure associated with the remaining $22.2 million of trade receivables.
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.1% for the year ended September 30, 2022. Two customers represented at least 10.0% of total revenues individually and, in the aggregate, represented 30.7% and 32.7% of total revenues for the years ended September 30, 2021 and 2020, respectively.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 15 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of September 30, 2022	As of September 30, 2021
Land	$1.4	$3.5
Buildings	123.7	120.4
Machinery, equipment and fixtures	505.1	570.8
Leasehold improvements	6.5	6.1
Construction in progress	64.9	190.8
	$701.6	$891.6
Less: accumulated depreciation	(400.0)	(440.7)
Total Property, Plant and Equipment, Net	$301.6	$450.9
During the year ended September 30, 2022, the Company recorded impairment charges of $58.9 million related to the abandonment of certain manufacturing production lines in the United States that are no longer expected to be completed. These assets were previously included as a component of Construction in progress within Property, Plant and Equipment, Net.
Note 16 — Leases
Finance Lease
Our finance lease assets and liabilities are attributed to our manufacturing site in Holdrege, Nebraska. This lease is classified as a finance lease because the present value of the sum of the lease payments associated with the lease exceeds substantially all of the fair value of the manufacturing site.
Holdrege Lease
In conjunction with the Separation, the Company entered into a lease agreement with BD pursuant to which the Company would lease approximately 278,000 square feet of manufacturing space and equipment at BD's manufacturing facility in Holdrege, Nebraska for an initial term of 10 years. The Company determined that the manufacturing space and equipment are highly interdependent and interrelated. Consequently, the Company concluded that the manufacturing space and equipment represent a single lease component. This finance lease is recorded in Buildings within Property, Plant and Equipment, Net, Current finance lease liabilities, and Non Current Finance Lease Liabilities.
Base rent payments commenced in the third quarter of 2022. The Company has an option to extend the lease term for an additional period of up to five-years.
Operating Leases
Our operating leases primarily relate to our real estate leases that are not classified as finance leases.

Dollar amounts are in millions except per share amounts or as otherwise specified.	68

Aggregate Lease Information
Our leases are included in our Consolidated Balance Sheets as follows:

	As of September 30, 2022	As of September 30, 2021
Finance Lease
Property, Plant, and Equipment, Net	$35.5	$—
Total Finance Lease Assets	$35.5	$—

Current finance lease liabilities	$3.6	$—
Non Current Finance Lease Liabilities	32.6	—
Total Finance Lease Liabilities	$36.2	$—

Weighted-average remaining lease term (years)	14.5	—
Weighted-average discount rate	6.8%	—

Operating Leases
Deferred Income Taxes and Other Assets	$6.3	$3.9
Total Operating Lease Assets	$6.3	$3.9

Accrued expenses	$2.0	$1.1
Deferred Income Taxes and Other Liabilities	4.3	3.0
Total Operating Lease Liabilities	$6.3	$4.1

Weighted-average remaining lease term (years)	3.2	4.3
Weighted-average discount rate	5.9%	2.2%
Supplemental cash flow information related to leases for the year ended September 30, 2022 was as follows:

September 30, 2022
Right of use assets obtained in exchange for lease liabilities
Financing Lease	$36.7
Operating Leases	2.8
There were no right of use assets obtained in exchange for lease liabilities during the years ended September 30, 2021 and 2020.
For the years ended September 30, 2022, 2021, and 2020 lease expense and cash paid for leases were not material.
Maturities of our finance and operating lease liabilities as of September 30, 2022 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2023	3.6	2.3	5.9
2024	3.6	2.1	5.7
2025	3.7	1.2	4.9
2026	3.7	1.0	4.7
2027	3.8	—	3.8
Thereafter	40.1	—	40.1
Total lease payments	$58.5	$6.6	$65.1
Less: amount representing interest	22.3	0.3	22.6
Present value of lease liabilities	$36.2	$6.3	$42.5

Dollar amounts are in millions except per share amounts or as otherwise specified.	69

On April 1, 2022, the Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ that has not yet commenced. The lease is expected to commence during the first half of fiscal year 2023. The lease is expected to commence during the first half of fiscal year 2023 and is in existence for an initial term of 10 years. The Company has an option to extend the lease for additional periods of six years and four years, respectively.
Note 17 — Benefit Plans
Defined Benefit Plans
Prior to the Separation on April 1, 2022, Embecta participated in BD's non-United States plans. BD has defined benefit pension plans covering eligible employees in certain of its international subsidiaries. The Company participated in BD's benefit plans as though it was a participant in a multi-employer plan with the other businesses of BD. The retirement benefits accounting guidance provides that liabilities beyond any contributions currently due and unpaid are not required to be reported. Accordingly, no assets or liabilities associated with plans where the Company was a participant in a multi-employer plan with the other businesses of BD have been reflected in the Company’s Consolidated Balance Sheets. The Consolidated Statements of Income include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company for the years ended September 30, 2022, 2021 and 2020 was $3.6 million, $9.0 million and $9.0 million, respectively. The Company's participation in the defined pension and postretirement benefit plans sponsored by BD concluded upon the completion of the Separation on April 1, 2022.
As of April 1, 2022, Embecta became the plan sponsor for certain global defined benefit pension plans. These Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. The Company uses September 30 as the year-end measurement date for these plans. Net periodic benefit cost for the Company’s global defined benefit pension plans for the year ended September 30, 2022 was $0.7 million. Of the plans, the defined benefit pension plan covering employees in Switzerland (the "Swiss Plan") is the only defined benefit pension plan material to the Company's Consolidated Financial Statements.
Our Swiss Plan is a government-mandated retirement cash balance plan. The plan requires a minimum investment determined annually by the Swiss government and was 1.00% in 2022. Under the Swiss plan, the Company and certain employees with annual earnings in excess of government determined amounts are required to make contributions to the plan. The sum of the Company's contributions should be at least equal to the sum of employee contributions. Required minimum employee contributions are based on the respective employee’s age, salary and gender. Contributions to the Swiss Plan are invested into a diversified fund managed by an investment fiduciary. As of September 30, 2022, the Swiss plan had an unfunded net pension obligation of $0.6 million, and plan assets that totaled $8.0 million. Since Separation, we recognized net periodic benefit cost totaling $0.2 million, related to our Swiss plan, of which $0.1 million was included in Other income (expense), net.
Defined Contribution Plans
The Company has various defined contribution savings plans that cover substantially all employees in the United States, Ireland, and Japan. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total employer contributions by the Company to the plans were $8.9 million.
Between April 1, 2022 and September 30, 2022, BD remained the defined pension plan sponsor for certain Embecta employees in Ireland. The Company accounts for this plan as though it was a participant in a multi-employer plan with other businesses of BD. The amount of contributions to BD for this plan are included in the amounts noted above. At the Separation Date, Embecta effectuated an Embecta sponsored defined contribution savings plan for certain other employees in Ireland. On October 1, 2022, certain employees participation in the BD defined benefit pension plan ceased and these employees began participating in an Embecta sponsored defined contribution savings plan that was effectuated at the Separation Date.
Deferred Compensation Plan
On the date of the Separation, the Company established a Deferred Compensation Plan in which certain directors and employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation. A participant's deferrals are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The amounts accrued under this plan were $3.7 million as of September 30, 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.	70

Note 18 — Supplemental Financial Information
Trade Receivables, Net
The amounts recognized in fiscal years 2022, 2021 and 2020 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2019	(4.2)		(2.5)	(6.7)
Additions charged to costs and expenses	(1.1)		(15.2)	(16.3)
Deductions and other	1.4	(a)	15.5	16.9
Balance at September 30, 2020	(3.9)		(2.2)	(6.1)
Additions charged to costs and expenses	(0.3)		(16.0)	(16.3)
Deductions and other	1.1	(a)	15.1	16.2
Balance at September 30, 2021	(3.1)		(3.1)	(6.2)
Additions charged to costs and expenses	(0.3)		(18.1)	(18.4)
Deductions and other	2.1	(b)	21.1	23.2
Balance at September 30, 2022	(1.3)		(0.1)	(1.4)

(a) Accounts written off
(b) Amounts factored to BD
Long-Lived Assets
Long-lived assets, which include Property, Plant and Equipment, net, and Goodwill and Other Intangibles, net, by geographic area where located at September 30, 2022 and 2021 is as follows:

	2022	2021
United States	$109.3	$165.6
Europe, Middle East, and Africa	174.5	258.7
Greater Asia	42.3	50.4
Other	0.1	10.1
	$326.2	$484.8

Dollar amounts are in millions except per share amounts or as otherwise specified.	71

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this Annual Report on Form 10-K, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Embecta has a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer, and controller, and all directors. The Code of Conduct is available at https://investors.embecta.com/corporate-governance/documents-charters. To the extent required by the rules of the United States Securities and Exchange Commission (the “SEC”) or The Nasdaq Stock Market LLC, Embecta intends to satisfy the disclosure requirements regarding any amendment or waiver of our Code of Conduct by posting such information on our website.
Additional information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The other information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
•The following consolidated financial statements of Embecta are included in Item 8 of this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
•Consolidated Statements of Income — Fiscal years ended September 30, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income — Fiscal years ended September 30, 2022, 2021 and 2020
•Consolidated Balance Sheets — September 30, 2022 and 2021
•Consolidated Statements of Equity — Fiscal years ended September 30, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows — Fiscal years ended September 30, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
See Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b) Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement, dated as of March 31, 2022, by and between the Company and BD. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.)
4.1
Indenture, dated February 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent, including the form of 5.000% Senior Secured Notes due 2030. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2022.)

4.2
First Supplemental Indenture, dated as of April 1, 2022, to the Indenture dated as of February 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.)

4.3
Indenture, dated as of March 31, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent, including the form of 6.750% Senior Secured Notes due 2030. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 6, 2022.)

4.4
First Supplemental Indenture, dated as of April 1, 2022, to the Indenture dated as of March 31, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent. (Incorporated by reference to the Company’s Current Report on Form 8-K on April 6, 2022.)

4.5	Description of Securities. (Filed herewith.)
10.1	Transition Services Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.2	Amendment No. 1 to Transition Services Agreement, dated as of July 1, 2022, by and between BD and the Company. (Filed herewith.) **
10.3	Tax Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.4	Employee Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.5	Embecta 2022 Employee and Director Equity Based Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)

10.6	Embecta Corp. Executive Severance and Change in Control Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.7	Embecta Deferred Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.8	Embecta Corp. Directors’ Deferral Plan. (Filed herewith.) (+)
10.9	Form of Founders Grants under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Filed herewith) (+)
10.10	Form of Non-Employee Directors RSU Award under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Filed herewith) (+)
10.11	Letter Agreement, dated as of January 25, 2021, by and between BD and Devdatt Kurdikar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.12	Letter Agreement, dated as of April 9, 2021, by and between BD and Jacob Elguicze. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.13	Letter Agreement, dated as of August 13, 2021, by and between BD and Shaun Curtis. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.14	Letter Agreement, dated as of February 24, 2021, by and between BD and Ajay Kumar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.15	Letter Agreement, dated as of May 26, 2021, by and between BD and Jeff Mann. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.16
Change in Control Employment Agreement, dated as of February 10, 2021, by and between BD and Devdatt Kurdikar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)

10.17	Cannula Supply Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **
10.18
Form of Contract Manufacturing Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

10.19	Lease Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **
10.20
Intellectual Property Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **

10.21	Logistics Services Agreement, dated as of January 1, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.22	Form of Distribution Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.23
Credit Agreement, dated as of March 31, 2022, by and among the Company, the lenders and other parties from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and an L/C issuer. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

21.1	List of Subsidiaries of Embecta Corp. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
101	The following materials from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

(+)	Management contract or compensatory plan or arrangement.
*	Certain information contained in this document has been omitted because it is both (i) not material and (ii) is the type that the Company treats as private or confidential.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.
Embecta is not providing summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

By:	/s/ DEVDATT KURDIKAR
Name:	Devdatt Kurdikar
Title:	President and Chief Executive Officer
Date: December 22, 2022

By:	/s/ JACOB ELGUICZE
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
Date: December 22, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LTG (RET.) DAVID F. MELCHER
LTG (Ret.) David F. Melcher	Director	December 22, 2022
and Chairman of the Board
/s/ DAVID J. ALBRITTON
David J. Albritton	Director	December 22, 2022

/s/ CARRIE L. ANDERSON
Carrie L. Anderson	Director	December 22, 2022

/s/ ROBERT (BOB) J. HOMBACH
Robert (Bob) J. Hombach	Director	December 22, 2022

/s/ MILTON M. MORRIS, PH.D.
Milton M. Morris, Ph.D.	Director	December 22, 2022

/s/ CLAIRE POMEROY, M.D.
Claire Pomeroy, M.D.	Director	December 22, 2022

/s/ KAREN N. PRANGE
Karen N. Prange	Director	December 22, 2022

/s/ CHRISTOPHER R. REIDY
Christopher R. Reidy	Director	December 22, 2022

/s/ DEVDATT KURDIKAR
Devdatt Kurdikar	President and Chief Executive	December 22, 2022
Officer

/s/ JACOB ELGUICZE
Jacob Elguicze	Senior Vice President, Chief	December 22, 2022
Financial Officer