Form 10-Q
period 2022-12-31
Embecta Corp.
filed 2023-02-14
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2022
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
(862) 401-0000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of February 1, 2023 was 57,273,185 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended December 31, 2022

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2022	2021

Revenues	$275.7	$289.3
Cost of products sold(1)	86.9	85.4
Gross Profit	$188.8	$203.9
Operating expenses:
Selling and administrative expense	72.8	62.2
Research and development expense	16.9	16.7
Other operating expenses	10.3	8.4
Total Operating Expenses	$100.0	$87.3
Operating Income	$88.8	$116.6
Interest expense, net	(25.6)	—
Other income (expense), net	(7.1)	—
Income Before Income Taxes	$56.1	$116.6
Income tax provision	20.9	17.8
Net Income	$35.2	$98.8

Net Income per common share:
Basic	$0.62	$1.73
Diluted	$0.61	$1.73

(1)For periods prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. For the three month period ended December 31, 2021, cost of products sold from related party inventory purchases was $11.5 million.
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2022	2021

Net Income	$35.2	$98.8
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	26.0	(8.8)
Other Comprehensive Income (Loss)	$26.0	$(8.8)
Comprehensive Income	$61.2	$90.0
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	December 31, 2022	September 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$385.2	$330.9
Trade receivables, net (net of allowance for doubtful accounts of $1.3 million as of December 31, 2022 and September 30, 2022, respectively)	19.9	22.2
Inventories:
Materials	27.8	23.4
Work in process	6.6	5.6
Finished products	109.0	93.8
Total Inventories	$143.4	$122.8
Amounts due from Becton, Dickinson and Company	123.4	110.9
Prepaid expenses and other	89.8	77.9
Total Current Assets	$761.7	$664.7
Property, Plant and Equipment, Net	314.3	301.6
Goodwill and Other Intangible Assets	24.3	24.6
Deferred Income Taxes and Other Assets	96.6	95.5
Total Assets	$1,196.9	$1,086.4
Liabilities and Equity
Current Liabilities
Accounts payable	$37.2	$41.4
Accrued expenses	156.8	104.3
Amounts due to Becton, Dickinson and Company	69.7	66.5
Salaries, wages and related items	48.6	48.5
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.6	3.6
Income taxes	44.9	27.2
Total Current Liabilities	$370.3	$301.0
Deferred Income Taxes and Other Liabilities	33.3	46.1
Long-Term Debt	1,597.1	1,598.1
Non Current Finance Lease Liabilities	32.3	32.6
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,213,757 as of December 31, 2022 and 57,055,327 as of September 30, 2022	$0.6	$0.6
Additional paid-in capital	12.7	10.0
Accumulated deficit	(550.5)	(577.1)
Accumulated other comprehensive loss	(298.9)	(324.9)
Total Equity	$(836.1)	$(891.4)
Total Liabilities and Equity	$1,196.9	$1,086.4
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2021	—	$—	$—	$—	$864.8	$(270.5)	$594.3
Net income attributable to Diabetes Care Business	—	—	—	—	98.8	—	98.8
Other comprehensive loss, net of taxes	—	—	—	—	—	(8.8)	(8.8)
Net transfers to Becton, Dickinson and Company	—	—	—	—	(133.8)	—	(133.8)
Balance at December 31, 2021	—	$—	$—	$—	$829.8	$(279.3)	$550.5

Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)
Net income attributable to Embecta Corp.	—	—	—	35.2	—	—	35.2
Other comprehensive income, net of taxes	—	—	—	—	—	26.0	26.0
Stock-based compensation plans	—	—	5.5	—	—	—	5.5
Common dividends ($0.15 per share)	—	—	—	(8.6)	—	—	(8.6)
Issuance of shares related to stock-based compensation plans	158,430	—	(2.8)	—	—	—	(2.8)
Balance at December 31, 2022	57,213,757	$0.6	$12.7	$(550.5)	$—	$(298.9)	$(836.1)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Operating Activities
Net income	$35.2	$98.8
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	7.2	8.4
Amortization of debt issuance costs	1.6	—
Stock-based compensation	5.5	4.6
Net periodic pension benefit and other postretirement costs	1.2	2.2
Deferred income taxes	1.4	—
Change in operating assets and liabilities:
Trade receivables, net	3.0	30.7
Inventories	(14.7)	(4.3)
Due from/due to Becton, Dickinson and Company	(9.5)	—
Prepaid expenses and other	(6.6)	0.9
Accounts payable, accrued expenses and other current liabilities	19.4	(2.5)
Income and other net taxes payable	18.2	—
Other assets and liabilities, net	(1.5)	—
Net Cash Provided by Operating Activities	$60.4	$138.8
Investing Activities
Capital expenditures	$(4.7)	$(4.3)
Net Cash Used for Investing Activities	$(4.7)	$(4.3)
Financing Activities
Payments on long-term debt	$(2.4)	$—
Payments related to tax withholding for stock-based compensation	(2.8)	—
Payments on finance lease	(0.9)	—
Net transfers to Becton, Dickinson and Company	—	(134.5)
Net Cash Used for Financing Activities	$(6.1)	$(134.5)
Effect of exchange rate changes on cash and cash equivalents	4.7	—
Net Change in Cash and cash equivalents	$54.3	$—
Opening Cash and cash equivalents	330.9	—
Closing Cash and cash equivalents	$385.2	$—

Schedule of non-cash Financing Activities:
Dividends payable	$8.6	$—
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Note 2 - Basis of Presentation
On April 1, 2022, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. Prior to the Separation on April 1, 2022, the Company’s historical combined financial statements were prepared on a standalone basis and were derived from BD's Consolidated Financial Statements and accounting records. The unaudited financial statements for all periods presented, including the historical results of the Company prior to April 1, 2022, are now referred to as "Condensed Consolidated Financial Statements", and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by United States generally accepted accounting principles ("GAAP") for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Embecta’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on December 22, 2022 (the "2022 Form 10-K").
Prior to the Separation, the Company was referred to as the Diabetes Care Business. The assets, liabilities, revenue and expenses of the Diabetes Care Business were reflected in the Condensed Combined Financial Statements on a historical cost basis, as included in the consolidated financial statements of BD, using the historical accounting policies applied by BD. The Condensed Combined Financial Statements did not purport to reflect what the Company’s results of operations, comprehensive income, financial position, equity or cash flows would have been had the Company operated as a standalone public company during the periods presented.
The Diabetes Care Business had historically functioned together with the other businesses controlled by BD. Accordingly, the Diabetes Care Business relied on BD’s corporate and other support functions for its business. Therefore, for the period prior to the Separation, certain corporate and shared costs were allocated to the Diabetes Care Business based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method. Refer to Note 2 of the audited Consolidated Financial Statements in the 2022 Form 10-K for additional details on Embecta's basis of presentation during periods prior to the Separation, at Separation and post Separation.
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

For periods prior to the Separation, income tax expense and tax balances in the Condensed Combined Financial Statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
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
The following provides updates to our "Summary of Significant Accounting Policies" as disclosed in the Form 10-K.
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within Prepaid expenses and other and Deferred Income Taxes and Other Assets in the Company's Condensed Consolidated Balance Sheets. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. The Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. The total balance of capitalized costs associated with these arrangements as of December 31, 2022 is $10.9 million which primarily relates to the implementation of the Company's new enterprise resource planning system ("ERP"). Once the implementation of the new ERP is complete and ready for its intended use, the capitalized costs are expected to be amortized over the term of the hosting arrangement which is expected to be five years.
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. The Company adopted this guidance at the beginning of fiscal year 2023 and it did not materially impact the Company's condensed consolidated financial statements.
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
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to the Transition Services Agreements ("TSA"), Trade Receivables Factoring Agreements ("Factoring Agreements"), Distribution Agreements, Cannula Supply Agreement, Tax Matters Agreement, Logistics Services Agreement, employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a

Dollar amounts are in millions except per share amounts or as otherwise specified.

manufacturing facility located in Holdrege, Nebraska. For details on the rights and responsibilities of the parties under these agreements refer to Note 4 to the audited Consolidated Financial Statements in the 2022 Form 10-K.
The amount due from BD under the above agreements was $123.4 million at December 31, 2022 and is reflected in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $69.7 million at December 31, 2022 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfers of the relevant local assets and liabilities for these deferred countries are expected to close at a future date. As of December 31, 2022, the Company estimates that amounts due to BD related to certain assets and liabilities in deferred close jurisdictions is $29.9 million and are reflected in Accrued expenses. As of December 31, 2022, the Company estimates that amounts due from BD related to certain assets and liabilities in deferred close jurisdictions are $4.9 million and is reflected in Prepaid expenses and other.
Prior to the Separation, the Company did not operate as a standalone business and the Condensed Combined Financial Statements were derived from the consolidated financial statements and accounting records of BD. The following disclosure summarizes activity between the Company and BD up to the Separation, including the affiliates of BD that were not part of the Separation.
Corporate and Medical Segment Allocations from BD
Prior to the Separation, BD provided significant corporate, finance, human resources, information technology, facilities, and legal services, among others (collectively, “General Corporate Expenses”) to the Company. Some of these services continue to be provided by BD to the Company on a temporary basis under the Transition Services Agreement. For purposes of these Condensed Consolidated Financial Statements for the periods prior to the Separation, the General Corporate Expenses have been allocated to the Company.
The allocations of General Corporate Expenses are reflected in the Condensed Consolidated Statements of Income as follows:

Three months ended December 31,
2021
Cost of products sold	$1.6
Selling and administrative expense	24.4
Research and development expense	1.7
Other (income) expense, net	(1.0)
Total General Corporate Expenses	$26.7
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
Related party transactions
The following transactions represent activity in the ordinary course of business between the Company and BD prior to the Separation for certain materials for use in production of certain medical products that were not at arm’s length. The following table summarizes related party purchases for the three month period ended December 31, 2021:

Three months ended December 31,
2021
Purchases from BD	$14.4
All significant intercompany transactions between the Company and BD prior to the Separation have been included in the Condensed Consolidated Financial Statements and are considered to be effectively settled for cash at the time the

Dollar amounts are in millions except per share amounts or as otherwise specified.

transaction is recorded. For the period prior to the Separation, the total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net Investment from Becton, Dickinson and Company.
Prior to the Separation, net transfers to BD were included within Net Investment from Becton, Dickinson and Company. in the Condensed Consolidated Statements of Equity and represent the net effect of transactions between the Company and BD.
The following table summarizes the components of net transfers to BD for the three months ended December 31, 2021:

Cash pooling and general financing activities(1)	$170.3
Corporate and segment allocations, excluding non-cash stock-based compensation	(25.1)
Taxes deemed settled with BD	(10.7)
Net transfers to BD as reflected in the Condensed Consolidated Statements of Cash Flows	134.5
Stock-based compensation expense	(4.6)
Pension expense	(2.2)
Other transfers to (from) BD, net	6.1
Net transfers to BD	$133.8
(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Note 4 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $9.9 million and restructuring related costs of approximately $0.4 million during the three months ended December 31, 2022. There were $8.4 million of separation and stand-up costs incurred during the three months ended December 31, 2021. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, supply chain, employee retention, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity.
Note 5 — Contingencies
The Company was not a party to any material legal proceedings at December 31, 2022 or September 30, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
Note 6 — Revenues
The Company’s policies for recognizing sales have not changed from those described in the 2022 Form 10-K. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
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
The Company’s liability attributed to variable consideration at December 31, 2022 and September 30, 2022 was $43.1 million and $43.8 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended December 31, 2022 and 2021 were $92.6 million and $85.8 million, respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region is provided within Note 7.
Contract Assets and Liabilities
The Company does not have contract liabilities. Contract assets consist of the Company’s right to consideration that is conditional upon its future performance pursuant to private label agreements and are presented within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.
The Company’s contract asset balance was $1.2 million as of December 31, 2022 and September 30, 2022, respectively.
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
Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes its large and small key account managers that call on payers, retailers, wholesalers and institutional customers, and field-based territory managers that call on health care providers and pharmacies. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Greater Asia, the Company has distribution agreements, and in China the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography as management believes this category best depicts how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Three months ended December 31,
	2022	2021
United States	$149.3	$150.9
International(1)	126.4	138.4
Total	$275.7	$289.3

(1)For the three months ended December 31, 2022 and 2021, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 8 — Stock-Based Compensation
Time Vested Restricted Stock Units ("TVUs")
During the three months ended December 31, 2022, Embecta granted 572,884 of restricted stock units ("RSUs") in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients.
Performance Based Restricted Stock Units ("PSUs")
During the three months ended December 31, 2022, Embecta awarded 244,192 of RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the

Dollar amounts are in millions except per share amounts or as otherwise specified.

achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. Stock-based compensation expense for these awards for the three months ended December 31, 2022 was $0.1 million.
Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the three months ended December 31, 2022 and 2021 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2022	2021
Cost of products sold	$0.6	$1.0
Selling and administrative expense	4.6	2.9
Research and development expense	0.3	0.7
Total Stock-Based Compensation Expense	$5.5	$4.6
Tax benefit associated with stock-based compensation costs recognized	$0.8	$1.0
A summary of stock appreciation rights ("SARs") outstanding as of December 31, 2022 and changes during the three months ended December 31, 2022 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,916.7	$28.98
Balance at December 31	1,916.7	$28.98	8.4	$0.4
Vested and expected to vest at December 31	1,840.2	$28.95	8.4	$0.4
Exercisable at December 31	524.0	$27.06	7.2	$0.4

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
There were no SARs granted, exercised or forfeited during the three months ended December 31, 2022.
A summary of time-vested RSUs outstanding as of December 31, 2022 and changes during the three months ended December 31, 2022 are as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	977.5	$28.34
Granted	572.9	33.01
Distributed*	(237.2)	27.37
Forfeited, canceled or expired	(15.3)	27.31
Nonvested at December 31	1,297.9	30.72
Expected to vest at December 31	1,229.9	$30.60

*The RSUs distributed include shares withheld for taxes that are not formally issued to the market.
At December 31, 2022, the weighted average remaining vesting term of time vested restricted stock units is 2.2 years.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of December 31, 2022, is approximately $38.9 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.4 years. At December 31, 2022, 3.6 million shares were authorized for future grants under the 2022 Employee and Director Equity Based Compensation Plan.
Note 9 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	December 31, 2022	September 30, 2022
Amortized intangible assets
Patents – gross	$9.4	$9.4
Less: accumulated amortization	(4.0)	(3.9)
Patents – net	$5.4	$5.5
Customer Relationships and Other – gross	$5.2	$5.2
Less: accumulated amortization	(2.0)	(1.8)
Customer Relationships and Other – net	$3.2	$3.4
Total amortized intangible assets	$8.6	$8.9
Goodwill	15.7	15.7
Total Goodwill and Other Intangible Assets	$24.3	$24.6
Note 10 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of December 31, 2022, no amount has been drawn on the Revolving Credit Facility.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following is a summary of Embecta's total debt outstanding as of December 31, 2022:

Term Loan due March 2029	$942.9
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	$200.0
Total principal debt issued	$1,642.9
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(36.3)
Long-term debt	$1,597.1
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2023	$7.1
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.8
The estimated fair value of long-term debt (including current portion) at December 31, 2022 was $1,497.7 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,606.6 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
As the Term Loan, 5.00% Notes and 6.75% Notes were issued subsequent to the three months ended December 31, 2021, there was no comparable interest expense recognized in the Condensed Consolidated Income Statement for the three months ended December 31, 2021.
Note 11 — Earnings per Share
On April 1, 2022, the date of the Separation, 57,012,925 shares of Embecta's common stock, par value $0.01 per share, were distributed to BD shareholders of record as of March 22, 2022, the record date of the distribution. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.
The calculation of basic and diluted earnings per common share for the three months ended December 31, 2022 and 2022 was as follows:

	Three Months Ended December 31,
($ in millions and shares in thousands, except per share amounts)	2022	2021
Net Income attributable to Embecta	$35.2	$98.8

Basic weighted average number of shares outstanding	57,113	57,013
Stock awards and equity units (share equivalent)	371	—
Diluted weighted average shares outstanding	57,484	57,013

Earnings per common share - Basic	$0.62	$1.73
Earnings per common share - Diluted	$0.61	$1.73
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Embecta outstanding prior to the Separation.
For periods subsequent to the Separation, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential

Dollar amounts are in millions except per share amounts or as otherwise specified.

exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For the three months ended December 31, 2022, 2.0 million of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
Note 12 — Income Taxes
The Company is subject to income tax in the various jurisdictions in which it operates. A significant portion of the Company's earnings are taxed in jurisdictions with tax rates that are lower than the statutory tax rate of the United States. The effective tax rate can vary from quarter to quarter because of changes in the global pretax income or geographical mix of the Company's earnings, changes in tax laws and matters related to tax audits.
The effective tax rates were 37.3% and 15.3% for the three months ended December 31, 2022 and 2021, respectively. The increase in the Company’s effective tax rate from the prior comparative period is primarily due to the establishment of a valuation allowance against the utilization of interest expense carryforwards generated during the current period resulting from U.S. interest deduction limitation rules, increased tax expense on undistributed earnings of foreign subsidiaries and increased U.S. taxes on the earnings of foreign subsidiaries, partially offset by tax benefits from non-taxable permanent differences.
Note 13 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2022	September 30, 2022
Cash and cash equivalents	$385.2	$330.9
Cash and cash equivalents as of December 31, 2022 includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows:

	Hedge Designation	December 31, 2022	September 30, 2022
Foreign exchange contracts (a)	Undesignated	$26.7	$5.1
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
As of December 31, 2022, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreements (see Note 3). As a result, the Company is no longer exposed to credit risk associated with those transferred

Dollar amounts are in millions except per share amounts or as otherwise specified.

receivables and does not have material credit risk exposure associated with the remaining $19.9 million of trade receivables.
Three of the Company’s customers represent at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.5% for the three months ended December 31, 2022.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 14 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	December 31, 2022	September 30, 2022
Land	$2.4	$1.4
Buildings	127.9	123.7
Machinery, equipment and fixtures	550.6	505.1
Leasehold improvements	6.5	6.5
Construction in progress	50.7	64.9
	$738.1	$701.6
Less: accumulated depreciation	(423.8)	(400.0)
Total Property, Plant and Equipment, Net	$314.3	$301.6
Note 15 — Leases
Finance Leases
Our finance lease assets and liabilities are attributed to our manufacturing site in Holdrege, Nebraska, which has an initial term of ten years and an option for the Company to extend the lease term for an additional period of up to five years. This lease is classified as a finance lease because the present value of the sum of the lease payments associated with the lease exceeds substantially all of the fair value of the manufacturing site.
Operating Leases
Our operating leases primarily relate to our real estate leases that are not classified as finance leases.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Aggregate Lease Information
Our leases are included in our Condensed Consolidated Balance Sheets as follows:

	December 31, 2022	September 30, 2022
Finance Leases
Property, Plant, and Equipment, Net	$34.9	$35.5
Total Finance Lease Assets	$34.9	$35.5

Current finance lease liabilities	$3.6	$3.6
Non Current Finance Lease Liabilities	32.3	32.6
Total Finance Lease Liabilities	$35.9	$36.2

Weighted-average remaining lease term (years)	14.3	14.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$7.3	$6.3
Total Operating Lease Assets	$7.3	$6.3

Accrued expenses	$2.7	$2.0
Deferred Income Taxes and Other Liabilities	4.6	4.3
Total Operating Lease Liabilities	$7.3	$6.3

Weighted-average remaining lease term (years)	3.0	3.2
Weighted-average discount rate	6.1%	5.9%
Supplemental cash flow information related to leases for the three months ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Right of use assets obtained in exchange for lease liabilities
Operating Leases	1.0	—
Maturities of our finance and operating lease liabilities as of December 31, 2022 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2023	$2.7	$2.2	$4.9
2024	3.6	2.6	6.2
2025	3.7	1.3	5.0
2026	3.7	1.1	4.8
2027	3.8	0.2	4.0
Thereafter	40.1	—	40.1
Total lease payments	$57.6	$7.4	$65.0
Less: amount representing interest	21.7	0.1	21.8
Present value of lease liabilities	$35.9	$7.3	$43.2
On April 1, 2022, the Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ. The lease commenced during the second quarter of fiscal year 2023 and is in existence for an initial term of ten years. The Company has an option to extend the lease for additional periods of six years and four years, respectively.

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
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have sliding safety arm that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
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
Pricing Pressures. The increased scrutiny by regulators on healthcare spending, which has accelerated in light of the COVID-19 pandemic, along with a shift towards volume-based procurement and group purchasing organizations, which generally values lower cost over product features, benefits and quality, have placed significant pressure on Embecta to

Dollar amounts are in millions except per share amounts or as otherwise specified.

lower pricing. These trends may reduce our operating margins, which are only partially offset by our ability to differentiate our products and sell at higher prices.
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
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral anti-diabetic drugs (e.g., SGLT-2s) and GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products.
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
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. For all periods presented, our net sales in Russia and Ukraine were not material to our consolidated net revenues. Although operations in both Russia and Ukraine do not constitute a material portion of our business, there is uncertainty around the military conflict and the impact it will have on the global economy, supply chains and fuel prices generally, and therefore our business. Refer to the "Risk Factors" set forth in the 2022 Form 10-K for further details.

Dollar amounts are in millions except per share amounts or as otherwise specified.

In addition, our revenues and results of operations may and have been affected by various fluctuations in macroeconomic conditions and regulatory and policy changes, both on a global level and in particular markets, which include inflation and slowing economic growth and contractions, a rising interest rate environment, supply chain interruptions, tariff policy changes, volatility in capital markets and the availability of credit, tax rates and the rate of exchange between the U.S. dollar and foreign currencies. The nature and extent of the impact of these factors among others varies by region and remains uncertain and unpredictable and may affect our business.
Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2022	2021	%
Revenues	$275.7	$289.3	(4.7)%
Cost of products sold	86.9	85.4	1.8
Gross Profit	188.8	203.9	(7.4)
Operating expenses:
Selling and administrative expense	72.8	62.2	17.0
Research and development expense	16.9	16.7	1.2
Other operating expenses	10.3	8.4	22.6
Total Operating Expenses	100.0	87.3	14.5
Operating Income	88.8	116.6	(23.8)
Interest expense, net	(25.6)	—	nm
Other income (expense), net	(7.1)	—	nm
Income Before Income Taxes	56.1	116.6	(51.9)
Income tax provision	20.9	17.8	17.4
Net Income	$35.2	$98.8	(64.4)%

Net Income per common share:
Basic	$0.62	$1.73	nm
Diluted	$0.61	$1.73	nm
nm = not meaningful
Three Months Ended December 31, 2022 Summary (on a comparative basis)
Key financial results for the three months ended December 31, 2022 were as follows:
•Revenue decreased by $13.6 million to $275.7 million from $289.3 million;
•Gross profit decreased by $15.1 million to $188.8 million from $203.9 million. Gross profit as a percent of revenue was 68.5%, as compared to 70.5% in the prior year comparative period;
•Operating income decreased by $27.8 million to $88.8 million from $116.6 million; and
•Net income decreased by $63.6 million to $35.2 million from $98.8 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues
Our revenues decreased by $13.6 million, or 4.7%, to $275.7 million for the three months ended December 31, 2022 as compared to revenues of $289.3 million for the three months ended December 31, 2021. Changes in our revenues are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. Of this decrease, $15.6 million was attributable to unfavorable effects from foreign currency translation primarily due to the strengthening of the U.S. dollar. Subsequent to the Separation Date, we contract manufacture certain products for BD that favorably impacted our revenues in the current period. Changes in price and volume period over period favorably impacted our revenues from customers primarily in our international regions. Changes in price and volume period over period unfavorably impacted our revenues from customers primarily in the U.S.
Cost of products sold
Cost of products sold increased by $1.5 million, or 1.8%, to $86.9 million for the three months ended December 31, 2022 as compared to $85.4 million for the three months ended December 31, 2021. Cost of products sold as a percentage of revenues was 31.5% for the three months ended December 31, 2022 as compared to 29.5% for the three months ended December 31, 2021. The increase in cost of products sold between periods was primarily driven by the negative impact of inflation on raw materials costs (including freight), direct labor, and overhead. We intend to continue to work to improve productivity to help offset these increased costs.
Selling and administrative expenses
Selling and administrative expenses increased by $10.6 million, or 17.0%, to $72.8 million for the three months ended December 31, 2022 as compared to $62.2 million for the three months ended December 31, 2021.
The increase was primarily driven by an increase in compensation and benefit costs due to increased headcount attributed to the Separation and Embecta becoming a stand-alone publicly-traded company.
Research and development expenses
Research and development expenses increased by $0.2 million, or 1.2%, to $16.9 million for the three months ended December 31, 2022 as compared to $16.7 million for the three months ended December 31, 2021. The increase for the three month comparative period was primarily driven by timing of research and development projects.
Other operating expenses
We incurred other operating expenses of $10.3 million and $8.4 million for the three months ended December 31, 2022 and 2021, respectively, driven by costs related to the Separation.
The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other transaction costs attributed to being a stand-alone publicly traded company.
Interest expense, net
Interest expense, net increased to $25.6 million for the three months ended December 31, 2022, primarily due to the higher interest rates on our variable rate debt that was issued on March 31, 2022. If the United States Federal Reserve continues to raise the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase during the remainder of fiscal 2023. See "Liquidity and Capital Resources" below and Note 10 to the Condensed Consolidated Financial Statements included elsewhere in this report for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net, was $(7.1) million for the three months ended December 31, 2022. The costs incurred primarily relate to amounts due to BD for tax liabilities incurred in deferred jurisdictions where BD is considered the primary obligor.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Income tax provision
The effective tax rates were 37.3% and 15.3% for the three months ended December 31, 2022 and 2021, respectively. The increase in the Company’s effective tax rate from the prior comparative period is primarily due to the establishment of a valuation allowance against the utilization of interest expense carryforwards generated during the three months ended December 31, 2022 resulting from U.S. interest deduction limitation rules, increased tax expense on undistributed earnings of foreign subsidiaries and increased U.S. taxes on the earnings of foreign subsidiaries, partially offset by tax benefits from non-taxable permanent differences.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our cash and our cash equivalents and cash from operations, together with our borrowing capacity under our revolving credit facility, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. However, should it become necessary, we believe that our credit profile should provide us with access to additional financing in order to fund normal business operations, make interest payments, fund growth opportunities and satisfy upcoming debt maturities.
In February 2022, and in connection with the Separation, Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030. Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
In March 2022, we entered into a credit agreement, providing for the Term Loan in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over SOFR, with a 0.50% SOFR floor. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of December 31, 2022, no amount has been drawn on the Revolving Credit Facility.
Additionally we have outstanding the 6.75% Notes, which carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity, with the first interest payment due in August 2022.
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2022, we were in compliance with all of such covenants.
The following is a summary of Embecta's total debt outstanding as of December 31, 2022:

Term Loan	$942.9
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,642.9
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(36.3)
Long-term debt	$1,597.1

Dollar amounts are in millions except per share amounts or as otherwise specified.

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2023	$7.1
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.8
Certain measures relating to our total debt outstanding as of December 31, 2022 were as follows:

Total debt	$1,606.6

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.7%
For additional information related to the Company's debt related activities, refer to Note 10 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.
Leases
In conjunction with the Separation, we entered into a lease agreement with BD pursuant to which the Company would lease approximately 278,000 square feet of manufacturing space and equipment at BD's manufacturing facility in Holdrege, Nebraska for an initial term of ten years. The lease is classified as a finance lease. Base rent payments commenced in the third quarter of 2022. The Company has an option to extend the lease term for an additional period of up to five years.
Maturities of our finance lease and operating lease liabilities as of December 31, 2022 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2023	$2.7	$2.2	$4.9
2024	3.6	2.6	6.2
2025	3.7	1.3	5.0
2026	3.7	1.1	4.8
2027	3.8	0.2	4.0
Thereafter	40.1	—	40.1
Total lease payments	$57.6	$7.4	$65.0
On April 1, 2022, we entered into a real estate lease for a new Corporate Headquarters located in Parsippany, New Jersey, United States. The lease commenced during the second quarter of fiscal year 2023 and is in existence for an initial term of ten years. We have an option to extend the lease for additional periods of six years and four years, respectively.
For additional information related to our leases, refer to Note 15 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Factoring Agreements
In conjunction with the Separation, we entered into the Factoring Agreements with BD. Embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Factoring Agreements.
Access to Capital and Credit Ratings
In January 2023 and January 2022, Moody’s Investor Services and Standard & Poor’s Ratings Services assigned credit ratings to Embecta of Ba3 and B+, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2022	2021
Net cash provided by (used for)
Operating activities	$60.4	$138.8
Investing activities	$(4.7)	$(4.3)
Financing activities	$(6.1)	$(134.5)
Net Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2022 was attributable to net income of $35.2 million and net adjustments of $25.2 million, which includes $16.9 million of non-cash adjustments related to depreciation and amortization, stock-based compensation, deferred income taxes and pension expense, and $8.3 million of net cash provided relating to changes in working capital. Cash provided relating to working capital was driven by an increase in accounts payable, accrued expenses and other current liabilities of $19.4 million, an increase of $18.2 million in income and other net taxes payables, and a decrease in trade receivables, net of $3.0 million. Offsetting the amounts above is cash used for working capital related to increases in amounts due from BD of $9.5 million, an increase of $14.7 million in inventories, an increase of $6.6 million in prepaid expenses and other, and an increase of $1.5 million in other assets and liabilities, net. The increase in accounts payable, accrued expenses and other current liabilities is related to increases in net liabilities for deferred closing entities. The increase in income and other net taxes payable is primarily due to the timing of required tax payments as compared to the amounts accrued in the ordinary course of business during the three months ended December 31, 2022. The increase in inventories is primarily driven by a concerted effort to build inventory to meet expected demand. The increase in amounts due from BD primarily relates to factored receivables for which payment has not yet been collected from BD as of December 31, 2022. All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash provided by operating activities during the three months ended December 31, 2021 was attributable to net income of $98.8 million and net adjustments of $40.0 million, which includes $15.2 million of non-cash adjustments related to depreciation and amortization, stock-based compensation, and pension expense, and $24.8 million of cash provided relating to changes in working capital. Cash provided relating to working capital was driven by a decrease in trade receivables of $30.7 million, partially offset by an increase in inventories of $4.3 million and a decrease in accounts payable and accrued expenses of $2.5 million. The decrease in trade receivables can be attributed to the timing of payments made in the normal course of business and a decrease in certain rebate and cash discount reserves. The increase in inventories is primarily driven by a concerted effort in the first three months of fiscal year 2022 to build inventory in preparation for the spin-off. The decrease in accounts payable and accrued expenses is mainly driven by the timing of payments made in the normal course of business for managed care rebates payments and a decrease in accrued professional services in connection with various market research and consulting projects.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $4.7 million and $4.3 million during the three months ended December 31, 2022 and 2021, respectively, to support further expansion of our business and operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net Cash Flows from Financing Activities
Net cash used for financing activities for the three months ended December 31, 2022, represents $2.8 million of payments related to tax withholding for stock-based compensation, $2.4 million of required payments on long-term debt, and $0.9 million in payments on our finance lease.
Net cash used for financing activities for the three months ended December 31, 2021, represents net transfers entirely to BD (see Note 3 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q).
On February 14, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of the Company’s common stock. The dividend is payable on March 13, 2023 to stockholders of record at the close of business on February 27, 2023.
Contractual Obligations
Our contractual obligations as of December 31, 2022, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur significant costs associated with information technology infrastructure as we transition to our own systems. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K for further details. As of December 31, 2022, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our 2022 Form 10-K. See Note 2 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information on the adoption of new accounting standards during the current fiscal year. There have been no changes to our accounting policies as of December 31, 2022. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Embecta's 2022 Form 10-K.
Cautionary Statements Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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
•The impact of changes in United States, federal laws and policy that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation and international trade agreements. In particular, tariffs or other trade barriers imposed by the United States or other countries could adversely impact its supply chain costs or otherwise adversely impact its results of operations.
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
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” included within the 2022 Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing of the Company's 2022 Form 10-K except as follows:
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
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at December 31, 2022, a 100 basis points change in interest

Dollar amounts are in millions except per share amounts or as otherwise specified.

rates would have impacted interest expense on the Term Loan by $9.4 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR.
Item 4. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2022 Form 10-K.
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

EMBECTA CORP.

By:	/s/ Devdatt Kurdikar
Name:	Devdatt Kurdikar
Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2023

By:	/s/ Jacob Elguicze
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: February 14, 2023

By:	/s/ Brian Capone
Name:	Brian Capone
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 14, 2023