Form 10-Q
period 2023-03-31
Embecta Corp.
filed 2023-05-12
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of May 3, 2023 was 57,293,549 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended March 31, 2023

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Revenues	$277.1	$274.5	$552.8	$563.8
Cost of products sold(1)	87.3	83.3	174.2	168.7
Gross Profit	$189.8	$191.2	$378.6	$395.1
Operating expenses:
Selling and administrative expense	85.2	66.9	158.0	129.1
Research and development expense	22.1	18.0	39.0	34.7
Other operating expenses	26.9	7.4	37.2	15.8
Total Operating Expenses	$134.2	$92.3	$234.2	$179.6
Operating Income	$55.6	$98.9	$144.4	$215.5
Interest expense, net	(26.8)	(4.9)	(52.4)	(4.9)
Other income (expense), net	(4.3)	(0.1)	(11.4)	(0.1)
Income Before Income Taxes	$24.5	$93.9	$80.6	$210.5
Income tax provision	10.5	14.3	31.4	32.1
Net Income	$14.0	$79.6	$49.2	$178.4

Net Income per common share:
Basic	$0.24	$1.38	$0.86	$3.09
Diluted	$0.24	$1.38	$0.85	$3.09

(1)For periods prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. For the three and six month periods ended March 31, 2022, cost of products sold from related party inventory purchases were $10.6 million and $22.1 million, respectively.
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Net Income	$14.0	$79.6	$49.2	$178.4
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	2.7	(7.1)	28.7	(15.9)
Other Comprehensive Income (Loss)	$2.7	$(7.1)	$28.7	$(15.9)
Comprehensive Income	$16.7	$72.5	$77.9	$162.5
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	March 31, 2023	September 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$346.4	$330.9
Trade receivables, net (net of allowance for doubtful accounts of $1.1 million and $1.3 million as of March 31, 2023 and September 30, 2022, respectively)	19.1	22.2
Inventories:
Materials	29.9	23.4
Work in process	8.7	5.6
Finished products	119.0	93.8
Total Inventories	$157.6	$122.8
Amounts due from Becton, Dickinson and Company	133.6	110.9
Prepaid expenses and other	99.6	77.9
Total Current Assets	$756.3	$664.7
Property, Plant and Equipment, Net	313.5	301.6
Goodwill and Other Intangible Assets	24.0	24.6
Deferred Income Taxes and Other Assets	116.2	95.5
Total Assets	$1,210.0	$1,086.4
Liabilities and Equity
Current Liabilities
Accounts payable	$52.5	$41.4
Accrued expenses	146.6	104.3
Amounts due to Becton, Dickinson and Company	74.3	66.5
Salaries, wages and related items	35.7	48.5
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.6	3.6
Income taxes	35.5	27.2
Total Current Liabilities	$357.7	$301.0
Deferred Income Taxes and Other Liabilities	46.9	46.1
Long-Term Debt	1,596.0	1,598.1
Non Current Finance Lease Liabilities	32.0	32.6
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,287,537 as of March 31, 2023 and 57,055,327 as of September 30, 2022	$0.6	$0.6
Additional paid-in capital	18.1	10.0
Accumulated deficit	(545.1)	(577.1)
Accumulated other comprehensive loss	(296.2)	(324.9)
Total Equity	$(822.6)	$(891.4)
Total Liabilities and Equity	$1,210.0	$1,086.4
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2022	—	$—	$—	$—	$829.8	$(279.3)	$550.5
Net income attributable to Diabetes Care Business	—	—	—	—	79.6	—	79.6
Other comprehensive loss, net of taxes	—	—	—	—	—	(7.1)	(7.1)
Net transfers to Becton, Dickinson and Company	—	—	—	—	(1,590.5)	—	(1,590.5)
Balance at March 31, 2022	—	$—	$—	$—	$(681.1)	$(286.4)	$(967.5)

Balance at January 1, 2023	57,213,757	$0.6	$12.7	$(550.5)	$—	$(298.9)	$(836.1)
Net income attributable to Embecta Corp.	—	—	—	14.0	—	—	14.0
Other comprehensive income, net of taxes	—	—	—	—	—	2.7	2.7
Stock-based compensation plans	—	—	5.6	—	—	—	5.6
Common dividends ($0.15 per share)	—	—	—	(8.6)	—	—	(8.6)
Issuance of shares related to stock-based compensation plans	73,780	—	(0.2)	—	—	—	(0.2)
Balance at March 31, 2023	57,287,537	$0.6	$18.1	$(545.1)	$—	$(296.2)	$(822.6)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2021	—	$—	$—	$—	$864.8	$(270.5)	$594.3
Net income attributable to Diabetes Care Business	—	—	—	—	178.4	—	178.4
Other comprehensive loss, net of taxes	—	—	—	—	—	(15.9)	(15.9)
Net transfers to Becton, Dickinson and Company	—	—	—	—	(1,724.3)	—	(1,724.3)
Balance at March 31, 2022	—	$—	$—	$—	$(681.1)	$(286.4)	$(967.5)

Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)
Net income attributable to Embecta Corp.	—	—	—	49.2	—	—	49.2
Other comprehensive income, net of taxes	—	—	—	—	—	28.7	28.7
Stock-based compensation plans	—	—	11.1	—	—	—	11.1
Common dividends ($0.30 per share)	—	—	—	(17.2)	—	—	(17.2)
Issuance of shares related to stock-based compensation plans	232,210	—	(3.0)	—	—	—	(3.0)
Balance at March 31, 2023	57,287,537	$0.6	$18.1	$(545.1)	$—	$(296.2)	$(822.6)
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Operating Activities
Net income	$49.2	$178.4
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	15.2	15.1
Amortization of debt issuance costs	3.2	0.1
Stock-based compensation	11.3	8.5
Net periodic pension benefit and other postretirement costs	2.6	3.6
Deferred income taxes	1.2	—
Change in operating assets and liabilities:
Trade receivables, net	4.3	133.3
Inventories	(30.7)	(10.0)
Due from/due to Becton, Dickinson and Company	(14.9)	—
Prepaid expenses and other	(16.0)	(2.4)
Accounts payable, accrued expenses and other current liabilities	19.5	(15.3)
Income and other net taxes payable	10.6	9.7
Other assets and liabilities, net	(8.1)	0.4
Net Cash Provided by Operating Activities	$47.4	$321.4
Investing Activities
Capital expenditures	$(10.5)	$(9.7)
Acquisition of intangible assets	—	(0.4)
Net Cash Used for Investing Activities	$(10.5)	$(10.1)
Financing Activities
Proceeds from the issuance of long-term debt	—	1,450.0
Payments on long-term debt	$(4.8)	$—
Payment of long-term debt issuance costs	—	(33.3)
Payment of revolving credit facility fees	—	(5.6)
Payments related to tax withholding for stock-based compensation	(3.0)	—
Payments on finance lease	(1.8)	—
Dividend payments	(17.2)	—
Net consideration paid to Becton, Dickinson and Company in connection with the Separation	—	(1,266.0)
Net transfers to Becton, Dickinson and Company	—	(189.3)
Net Cash Used for Financing Activities	$(26.8)	$(44.2)
Effect of exchange rate changes on cash and cash equivalents	5.4	(2.8)
Net Change in Cash and cash equivalents	$15.5	$264.3
Opening Cash and cash equivalents	330.9	—
Closing Cash and cash equivalents	$346.4	$264.3
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Notes to Unaudited Condensed Consolidated Financial Statements
Embecta Corp.
Note 1 — Background
Embecta Corp. ("Embecta" or the "Company") is a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. The Company has a broad portfolio of marketed products, including a variety of pen needles, syringes and safety devices, which are complemented by a proprietary digital application designed to assist people with managing their diabetes. The Company primarily sells products to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients.
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
Note 2 — Basis of Presentation
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
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within Prepaid expenses and other and Deferred Income Taxes and Other Assets in the Company's Condensed Consolidated Balance Sheets. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. The Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. The total balance of capitalized costs associated with these arrangements as of March 31, 2023 is $15.4 million which primarily relates to the implementation of the Company's new enterprise resource planning system ("ERP"). Once the implementation of the new ERP is complete and ready for its intended use, the capitalized costs are expected to be amortized over the term of the hosting arrangement which is expected to be five years.
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
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.
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
The amount due from BD under the above agreements was $133.6 million at March 31, 2023 and is reflected in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $74.3 million at March 31, 2023 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfers of the relevant local assets and liabilities for these deferred countries are expected to close at a future date. As of March 31, 2023, the Company estimates that amounts due to BD related to certain assets and liabilities in deferred close jurisdictions is $45.9 million and are reflected in Accrued expenses. As of March 31, 2023, the Company estimates that amounts due from BD related to certain assets and liabilities in deferred close jurisdictions are $6.3 million and is reflected in Prepaid expenses and other.
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
The allocations of General Corporate Expenses are reflected in the Condensed Consolidated Statements of Income as follows:

	Three months ended March 31,	Six months ended March 31,
	2022	2022
Cost of products sold	$0.7	$2.3
Selling and administrative expense	23.5	47.9
Research and development expense	1.8	3.5
Other (income) expense, net	0.4	(0.6)
Total General Corporate Expenses	$26.4	$53.1
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
Related party transactions
The following transactions represent activity in the ordinary course of business between the Company and BD prior to the Separation for certain materials for use in production of certain medical products that were not at arm’s length. The following table summarizes related party purchases for the three month and six month periods ended March 31, 2022:

	Three months ended March 31,	Six months ended March 31,
	2022	2022
Purchases from BD	$13.6	$28.0

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
The following table summarizes the components of net transfers to BD for the three months ended March 31, 2022:

Cash pooling and general financing activities(1)	$78.5
Corporate and segment allocations, excluding non-cash stock-based compensation	(30.6)
Taxes deemed settled with BD	1.6
Net consideration paid to BD in connection with the spin off	1,266.0
Related party senior secured notes	197.0
Other transfers to (from) BD, net	78.0
Net transfers to BD	$1,590.5
The following table summarizes the components of the net transfers to BD for the six months ended March 31, 2022:

Cash pooling and general financing activities(1)	$255.9
Corporate and segment allocations, excluding non-cash stock-based compensation	(50.4)
Taxes deemed settled with BD	0.0
Other Separation related adjustments, net	(16.2)
Net transfers to BD as reflected in the Condensed Consolidated Statements of Cash Flows	189.3
Stock-based compensation expense	(8.5)
Pension expense	(3.6)
Net Consideration paid to BD in connection with the Separation	1,266.0
Related party senior secured notes	197.0
Other transfers to (from) BD, net	84.1
Net transfers to BD	$1,724.3

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Note 4 — Collaboration Agreement
In March 2023, the Company entered into a collaboration agreement with a third-party to develop and commercialize an interoperable automated glycemic controller ("iAGC") to complement the Company's insulin patch pump currently in development. The Company believes that both parties are active participants in the operating activities of the collaboration and exposed to certain risks and rewards depending on commercial success. The transaction included an upfront payment of $2.5 million for project costs, which was expensed to Research and development expense during the three and six month periods ended March 31, 2023. Upon successful commercialization of the iAGC, the Company will be responsible for the sales and marketing effort and would pay a royalty to the third-party based on future product sales to customers. The Company expects that it will be the principal in the end customer sale and 100% of product sales will be included in Revenues and any royalty payments and continued project costs after commercialization will be included in Cost of products sold as they are incurred.
Note 5 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $25.6 million and $35.5 million during the three and six months ended March 31, 2023, respectively. There were $7.4 million and $15.8 million of separation and stand-up costs incurred during the three and six months ended March 31, 2022, respectively. The

Dollar amounts are in millions except per share amounts or as otherwise specified.

costs incurred primarily consist of costs associated with accounting, auditing, legal services, supply chain, employee retention, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at March 31, 2023 or September 30, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
Note 7 — Revenues
The Company’s policies for recognizing sales have not changed from those described in the 2022 Form 10-K. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
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
The Company’s liability attributed to variable consideration at March 31, 2023 and September 30, 2022 was $37.9 million and $43.8 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended March 31, 2023 and 2022 were $95.2 million and $78.1 million, respectively. Sales deductions recorded as a reduction of gross revenues for the six months ended March 31, 2023 and 2022 were $187.8 million and $163.9 million, respectively.
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
The Company’s contract asset balance was $1.2 million as of March 31, 2023 and September 30, 2022, respectively.
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
Revenues by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022(1)	2023	2022(1)
United States	$146.4	$141.3	$295.7	$292.2
International(2)	130.7	133.2	257.1	271.6
Total	$277.1	$274.5	$552.8	$563.8

(1)$1.5 million was reclassified between United States and International for both the three and six months ended March 31, 2022 respectively to conform to the current year presentation.
(2)For the three and six months ended March 31, 2023 and 2022, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 9 — Stock-Based Compensation
Time Vested Restricted Stock Units ("TVUs")
During the six months ended March 31, 2023, Embecta granted 634,032 of restricted stock units ("RSUs") in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients.
Performance Based Restricted Stock Units ("PSUs")
During the six months ended March 31, 2023, Embecta awarded 244,192 of RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. Stock-based compensation expense for these awards for the three and six months ended March 31, 2023 was $0.5 million and $0.6 million, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the three and six months ended March 31, 2023 and 2022 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Cost of products sold	$0.6	$0.7	$1.2	$1.7
Selling and administrative expense	4.7	2.8	9.3	5.7
Research and development expense	0.5	0.4	0.8	1.1
Total Stock-Based Compensation Expense	$5.8	$3.9	$11.3	$8.5
Tax benefit associated with stock-based compensation costs recognized	$0.7	$1.0	$1.5	$2.0
A summary of stock appreciation rights ("SARs") outstanding as of March 31, 2023 and changes during the six months ended March 31, 2023 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,916.7	$28.98
Granted	—	—
Exercised*	(25.0)	21.98
Forfeited, canceled or expired	—	$—
Balance at March 31	1,891.7	$28.08	8.2	$0.7
Vested and expected to vest at March 31	1,816.9	$29.05	8.2	$0.7
Exercisable at March 31	532.1	$27.44	7.1	$0.6

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
SARs with an intrinsic value of $0.3 million and grant date fair value of $0.6 million were exercised during the six months ended March 31, 2023.
A summary of time-vested RSUs and performance-based RSUs outstanding as of March 31, 2023 and changes during the six months ended March 31, 2023 are as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	977.5	$28.34
Granted	695.1	32.38
Distributed*	(311.6)	27.97
Forfeited, canceled or expired	(30.0)	28.18
Nonvested at March 31	1,331.0	30.54
Expected to vest at March 31	1,257.9	$30.54

*The RSUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of time restricted stock units granted during the six months ended March 31, 2023 is $32.38 and the total fair value of time vested stock units vested during the six months ended March 31, 2023 is $8.8 million.
At March 31, 2023, the weighted average remaining vesting term of time vested restricted stock units is 2.0 years.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of March 31, 2023, is approximately $40.4 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years. At March 31, 2023, 3.5 million shares were authorized for future grants under the 2022 Employee and Director Equity Based Compensation Plan.
Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	March 31, 2023	September 30, 2022
Amortized intangible assets
Patents – gross	$9.4	$9.4
Less: accumulated amortization	(4.2)	(3.9)
Patents – net	$5.2	$5.5
Customer Relationships and Other – gross	$5.2	$5.2
Less: accumulated amortization	(2.1)	(1.8)
Customer Relationships and Other – net	$3.1	$3.4
Total amortized intangible assets	$8.3	$8.9
Goodwill	15.7	15.7
Total Goodwill and Other Intangible Assets	$24.0	$24.6
Note 11 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of March 31, 2023, no amount has been drawn on the Revolving Credit Facility.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following is a summary of Embecta's total debt outstanding as of March 31, 2023:

Term Loan due March 2029	$940.5
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	$200.0
Total principal debt issued	$1,640.5
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(35.0)
Long-term debt	$1,596.0
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2023	$4.8
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.7
The estimated fair value of long-term debt (including current portion) at March 31, 2023 was $1,561.8 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,605.5 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 12 — Earnings per Share
On April 1, 2022, the date of the Separation, 57,012,925 shares of Embecta's common stock, par value $0.01 per share, were distributed to BD shareholders of record as of March 22, 2022, the record date of the distribution. This share amount is utilized for the calculation of earnings per basic and diluted common share for all periods presented prior to the Separation.
The calculation of earnings per basic and diluted common share for the three and six months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2023	2022	2023	2022
Net Income attributable to Embecta	$14.0	$79.6	$49.2	$178.4

Basic weighted average number of shares outstanding	57,260	57,798	57,186	57,798
Stock awards and equity units (share equivalent)	253	—	426	—
Diluted weighted average shares outstanding	57,513	57,798	57,612	57,798

Earnings per common share - Basic	$0.24	$1.38	$0.86	$3.09
Earnings per common share - Diluted	$0.24	$1.38	$0.85	$3.09
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Embecta outstanding prior to the Separation.
For periods subsequent to the Separation, earnings per diluted share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For the three and six months ended March 31, 2023, 2.2 million and 1.8 million, respectively, of dilutive share equivalents issuable under stock-

Dollar amounts are in millions except per share amounts or as otherwise specified.

based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
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
The effective tax rates were 42.9% and 15.2% for the three months ended March 31, 2023 and 2022, respectively, and 39.0% and 15.2% for the six months ended March 31, 2023 and 2022, respectively. The increase in the Company’s effective tax rates from both prior comparative periods are primarily due to the establishment of a valuation allowance against the utilization of interest expense carryforwards generated during the current periods resulting from U.S. interest deduction limitation rules, higher tax expense on undistributed earnings of foreign subsidiaries and higher U.S. taxes on the earnings of foreign subsidiaries. This was partially offset by tax benefits from non-taxable permanent differences.
Note 14 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2023	September 30, 2022
Cash and cash equivalents	$346.4	$330.9
Cash and cash equivalents as of March 31, 2023 includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of March 31, 2023 and September 30, 2022, respectively:

	Hedge Designation	March 31, 2023
Foreign exchange contracts (a)	Undesignated	$5.1
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
As of March 31, 2023, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreements (see Note 3). As a result, the Company is no longer exposed to credit risk associated with those transferred

Dollar amounts are in millions except per share amounts or as otherwise specified.

receivables and does not have material credit risk exposure associated with the remaining $19.1 million of trade receivables.
Three of the Company’s customers represent at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 39.6% for the three months ended March 31, 2023, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represent 40.0% of total revenues for the six months ended March 31, 2023.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 15 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	March 31, 2023	September 30, 2022
Land	$2.5	$1.4
Buildings	128.5	123.7
Machinery, equipment and fixtures	571.2	505.1
Leasehold improvements	6.6	6.5
Construction in progress	40.6	64.9
	$749.4	$701.6
Less: accumulated depreciation	(435.9)	(400.0)
Total Property, Plant and Equipment, Net	$313.5	$301.6
Note 16 — Leases
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Aggregate Lease Information
Our leases are included in our Condensed Consolidated Balance Sheets as follows:

	March 31, 2023	September 30, 2022
Finance Leases
Property, Plant, and Equipment, Net	$34.3	$35.5
Total Finance Lease Assets	$34.3	$35.5

Current finance lease liabilities	$3.6	$3.6
Non Current Finance Lease Liabilities	32.0	32.6
Total Finance Lease Liabilities	$35.6	$36.2

Weighted-average remaining lease term (years)	14.0	14.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$18.5	$6.3
Total Operating Lease Assets	$18.5	$6.3

Accrued expenses	$3.7	$2.0
Deferred Income Taxes and Other Liabilities	15.4	4.3
Total Operating Lease Liabilities	$19.1	$6.3

Weighted-average remaining lease term (years)	8.0	3.2
Weighted-average discount rate	7.0%	5.9%
Supplemental cash flow information related to leases for the six months ended March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Right of use assets obtained in exchange for lease liabilities
Operating Leases	14.0	—
On April 1, 2022, the Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ. The lease commenced during the second quarter of fiscal year 2023 and has an initial term of ten years. The Company has an option to extend the lease for additional periods of six years and four years, respectively.
Maturities of our finance and operating lease liabilities as of March 31, 2023 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2023	$1.8	$1.5	$3.3
2024	3.6	3.8	7.4
2025	3.7	2.8	6.5
2026	3.7	2.7	6.4
2027	3.8	2.2	6.0
Thereafter	40.1	13.3	53.4
Total lease payments	$56.7	$26.3	$83.0
Less: amount representing interest	21.1	7.2	28.3
Present value of lease liabilities	$35.6	$19.1	$54.7

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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. Over the close to 100 year history of our business, we believe that our products have become one of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing, supply chain and commercial footprint.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have sliding safety shield that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
We primarily sell our products to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients.
Separation from BD
Pursuant to the Separation and Distribution Agreement, the Separation from BD was completed on April 1, 2022. On March 22, 2022, the record date for the distribution, 57,012,925 issued and outstanding shares of Embecta common stock were distributed pro-rata to BD stockholders as of the close of business, determined by applying a ratio of one share of Embecta common stock for every five shares of BD common stock. "Regular-way" trading of Embecta common stock began on April 1, 2022, under the ticker symbol "EMBC".
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. For periods prior to April 1, 2022, the Condensed Consolidated Financial Statements included certain assets and liabilities that were historically held at the BD corporate level but are specifically identifiable or otherwise allocable to the Diabetes Care Business.
Periods Post Separation
For the periods subsequent to April 1, 2022, as a standalone publicly traded company, Embecta presents its financial statements on a consolidated basis. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
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
Continuing Impact From COVID-19 on Delivery and Allocation of Healthcare. The COVID-19 pandemic has accelerated the adoption of, and reimbursement by governments and private payers for, the delivery of healthcare using digital technologies, including telehealth technologies and other at-home self-care solutions and various media for virtual engagement with healthcare providers. Our ability to adapt the delivery of our products and sales and marketing efforts to these trends, including with the development of our diabetes care app, may materially affect our results of operations. The pandemic has also caused hospitals and other healthcare providers to reassess their prioritization and allocation of their healthcare resources. In many cases, providers were forced to balance between diverting resources toward COVID-19 needs and maintaining routine care, including for people living with long term conditions. If this trend persists, particularly in regions where COVID-19 continues to spread, it could have an adverse impact on the delivery of care for people with diabetes and our sales and marketing efforts.
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
Recent Developments
COVID-19 Pandemic Impacts and Response and Global Economic Conditions
Various governmental measures to slow and control the spread of COVID-19 have led to a shift in healthcare priorities, supply chain constraints and the disruption of economic activities worldwide. As further discussed below, our future operating performance may be subject to further volatility due to the significant uncertainty with respect to the duration and overall impact of the COVID-19 pandemic. The impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows are dependent on certain factors including:
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
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. For all periods presented, our net sales in Russia and Ukraine were not material to our consolidated net revenues. Although operations in both Russia and Ukraine do not constitute a material portion of our business, there is uncertainty around the military conflict and the impact it will have on the global economy, supply chains and energy prices generally, and therefore our business. Refer to the "Risk Factors" set forth in the 2022 Form 10-K for further details.

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
Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended March 31,			Six months ended March 31,
	2023	2022	%	2023	2022	%
Revenues	$277.1	$274.5	0.9%	$552.8	$563.8	(2.0)%
Cost of products sold	87.3	83.3	4.8	174.2	168.7	3.3
Gross Profit	189.8	191.2	(0.7)	378.6	395.1	(4.2)
Operating expenses:
Selling and administrative expense	85.2	66.9	27.4	158.0	129.1	22.4
Research and development expense	22.1	18.0	22.8	39.0	34.7	12.4
Other operating expenses	26.9	7.4	263.5	37.2	15.8	132.5
Total Operating Expenses	134.2	92.3	45.4	234.2	179.6	30.4
Operating Income	55.6	98.9	(43.8)	144.4	215.5	(33.0)
Interest expense, net	(26.8)	(4.9)	nm	(52.4)	(4.9)	nm
Other income (expense), net	(4.3)	(0.1)	nm	(11.4)	(0.1)	nm
Income Before Income Taxes	24.5	93.9	(73.9)	80.6	210.5	(61.7)
Income tax provision	10.5	14.3	(26.6)	31.4	32.1	(2.2)
Net Income	$14.0	$79.6	(82.4)%	$49.2	$178.4	(72.4)%

Net Income per common share:
Basic	$0.24	$1.38	nm	$0.86	$3.09	nm
Diluted	$0.24	$1.38	nm	$0.85	$3.09	nm
nm = not meaningful
Three Months Ended March 31, 2023 Summary (on a comparative basis)
Key financial results for the three months ended March 31, 2023 were as follows:
•Revenue increased by $2.6 million to $277.1 million from $274.5 million;
•Gross profit decreased by $1.4 million to $189.8 million from $191.2 million. Gross profit as a percent of revenue was 68.5%, as compared to 69.7% in the prior year comparative period;
•Operating income decreased by $43.3 million to $55.6 million from $98.9 million; and
•Net income decreased by $65.6 million to $14.0 million from $79.6 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Six Months Ended March 31, 2023 Summary (on a comparative basis)
Key financial results for the six months ended March 31, 2023 were as follows:
•Revenue decreased by $11.0 million to $552.8 million from $563.8 million;
•Gross profit decreased by $16.5 million to $378.6 million, compared to $395.1 million. Gross profit as a percent of revenue was 68.5%, as compared to 70.1% in the prior year comparative period;
•Operating income decreased by $71.1 million to $144.4 million from $215.5 million; and
•Net income decreased by $129.2 million to $49.2 million from $178.4 million.
Revenues
Our revenues increased by $2.6 million, or 0.9%, to $277.1 million for the three months ended March 31, 2023 as compared to revenues of $274.5 million for the three months ended March 31, 2022. Changes in our revenues are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. The increase in revenues was driven by favorable impacts of $11.0 million related to increase in price and volume period over period in our international regions and the U.S. Contract manufacturing revenue in the current period also contributed to the increase period over period. This was partially offset by an unfavorable $8.4 million related to the impact of foreign currency translation primarily due to the strengthening of the U.S. dollar.
Our revenues decreased by $11.0 million, or 2.0%, to $552.8 million for the six months ended March 31, 2023 as compared to revenues of $563.8 million for the six months ended March 31, 2022. The decrease in revenues was primarily driven by an unfavorable $24.0 million related to the impact of foreign currency translation primarily attributed to the strengthening of the US dollar. This was partially offset by favorable impacts of $13.0 million related to increase in price and volume period over period in our international regions and the U.S. Contract manufacturing revenue in the current period also contributed to the increase period over period.
Revenues by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
United States	$146.4	$141.3	$295.7	$292.2
International	130.7	133.2	257.1	271.6
Total	$277.1	$274.5	$552.8	$563.8
Cost of products sold
Cost of products sold increased by $4.0 million, or 4.8%, to $87.3 million for the three months ended March 31, 2023 as compared to $83.3 million for the three months ended March 31, 2022. Cost of products sold as a percentage of revenues was 31.5% for the three months ended March 31, 2023 as compared to 30.3% for the three months ended March 31, 2022. Cost of products sold increased by $5.5 million, or 3.3%, to $174.2 million for the six months ended March 31, 2023 as compared to $168.7 million for the six months ended March 31, 2022. Cost of products sold as a percentage of revenues were 31.5% for the six months ended March 31, 2023 as compared to 29.9% in the six months ended March 31, 2022. The increases in cost of products sold for the three and six month comparative periods were primarily driven by the impact of inflation on costs of certain raw materials (including freight), direct labor, and overhead. We intend to continue to work to improve productivity to help partially offset these increased costs.
Selling and administrative expenses
Selling and administrative expenses increased by $18.3 million, or 27.4%, to $85.2 million for the three months ended March 31, 2023 as compared to $66.9 million for the three months ended March 31, 2022. Selling and administrative expenses increased by $28.9 million, or 22.4%, to $158.0 million for the six months ended March 31, 2023 as compared to $129.1 million for the six months ended March 31, 2022. The increases for the three and six month comparative periods were primarily driven by an increase in compensation and benefit costs due to increased headcount attributed to the Separation and Embecta becoming a stand-alone publicly-traded company.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Research and development expenses
Research and development expenses increased by $4.1 million, or 22.8%, to $22.1 million for the three months ended March 31, 2023 as compared to $18.0 million for the three months ended March 31, 2022. Research and development expenses increased by $4.3 million, or 12.4%, to $39.0 million for the six months ended March 31, 2023 as compared to $34.7 million for the six months ended March 31, 2022. The increases for the three and six month comparative periods were primarily driven by amounts paid in connection with a collaboration arrangement and the timing of research and development projects. For details on the collaboration arrangement refer to Note 4 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.
Other operating expenses
We incurred other operating expenses of $26.9 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively, and $37.2 million and $15.8 million for the six months ended March 31, 2023 and 2022, respectively, driven by costs related to the Separation. The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other transaction costs attributed to being a stand-alone publicly traded company.
Interest expense, net
Interest expense, net increased to $26.8 million and $52.4 million for the three and six months ended March 31, 2023, primarily as a result of debt outstanding for a longer period of time for fiscal year 2023 as compared to fiscal year 2022 and higher interest rates on our variable rate debt that was issued on March 31, 2022.
If the United States Federal Reserve continues to raise the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase during the remainder of fiscal 2023. See "Liquidity and Capital Resources" below and Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this report for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net, was $(4.3) million and $(11.4) million for the three and six months ended March 31, 2023, respectively. The costs incurred primarily relate to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor.
Costs incurred for the three and six months ended March 31, 2022 were not material.
Income tax provision
The effective tax rates were 42.9% and 15.2% for the three months ended March 31, 2023 and 2022, respectively, and 39.0% and 15.2% for the six months ended March 31, 2023 and 2022, respectively. The increase in the Company’s effective tax rates from both prior comparative periods are primarily due to the establishment of a valuation allowance against the utilization of interest expense carryforwards generated during the current periods resulting from U.S. interest deduction limitation rules, higher tax expense on undistributed earnings of foreign subsidiaries and higher U.S. taxes on the earnings of foreign subsidiaries. This was partially offset by tax benefits from non-taxable permanent differences.
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
In February 2022, and in connection with the Separation, Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030. Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity, with the first interest payment beginning in August 2022.
In March 2022, we entered into a credit agreement, providing for the Term Loan in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over SOFR, with a 0.50% SOFR floor. Principal and interest payments on the Term Loan began on June 30, 2022. Such

Dollar amounts are in millions except per share amounts or as otherwise specified.

quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of March 31, 2023, no amount has been drawn on the Revolving Credit Facility.
Additionally we have outstanding the 6.75% Notes, which carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity, with the first interest payment beginning in August 2022.
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2023, we were in compliance with all of such covenants.
The following is a summary of Embecta's total debt outstanding as of March 31, 2023:

Term Loan	$940.5
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,640.5
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(35.0)
Long-term debt	$1,596.0
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2023	$4.8
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.7
Certain measures relating to our total debt outstanding as of March 31, 2023 were as follows:

Total debt	$1,605.5

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.7%
For additional information related to the Company's debt related activities, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.

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
On April 1, 2022, we entered into a real estate lease for a new Corporate Headquarters located in Parsippany, New Jersey, United States. The lease commenced during the second quarter of fiscal year 2023 and has an initial term of ten years. The lease is classified as an operating lease. The Company has an option to extend the lease for additional periods of six years and four years, respectively.
Maturities of our finance lease and operating lease liabilities as of March 31, 2023 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2023	$1.8	$1.5	$3.3
2024	3.6	3.8	7.4
2025	3.7	2.8	6.5
2026	3.7	2.7	6.4
2027	3.8	2.2	6.0
Thereafter	40.1	13.3	53.4
Total lease payments	$56.7	$26.3	$83.0
For additional information related to our leases, refer to Note 16 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Factoring Agreements
In conjunction with the Separation, we entered into the Factoring Agreements with BD. Embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Factoring Agreements.
Access to Capital and Credit Ratings
In January 2023 and February 2023, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings of Ba3 and B+, respectively. These ratings remain unchanged from the initial published ratings from January 2022.
The following table summarizes our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2023	2022
Net cash provided by (used for)
Operating activities	$47.4	$321.4
Investing activities	$(10.5)	$(10.1)
Financing activities	$(26.8)	$(44.2)

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2023 was attributable to net income of $49.2 million and net adjustments of $1.8 million, which includes $33.5 million of non-cash adjustments that primarily relate to depreciation and amortization, stock-based compensation, deferred income taxes and pension expense, and a use of cash of $35.3 million related to changes in our assets and liabilities. This was driven by a $30.7 million increase in inventories which is primarily driven by a concerted effort to build inventory to meet expected demand as we execute our separation and stand-up projects; an increase of $16.0 million in prepaid expenses and other as a result of increased subscription contracts and increases in net assets for deferred closing entities; an increase in amounts due from BD of $14.9 million, which is primarily related to factored receivables for which payment has not yet been collected from BD as of March 31, 2023; and an $8.1 million increase in other assets and liabilities, net, is primarily due to costs capitalized related to the implementation of the Company's new ERP. This was partially offset by an increase of $19.5 million in accounts payable, accrued expenses and other current liabilities, due to increases in net liabilities for deferred closing entities, which was offset by our annual incentive bonus payment in January 2023; and an increase of $10.6 million in income and other net taxes payable that is primarily due to the timing of required tax payments. All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash provided by operating activities during the six months ended March 31, 2022 was attributable to net income of $178.4 million and net adjustments of $143.0 million, which includes $27.3 million of non-cash adjustments related to depreciation and amortization, stock-based compensation, and pension expense, and $115.7 million of cash provided relating to changes our assets and liabilities. Cash provided relating to changes in our assets and liabilities was driven by a decrease in trade receivables of $133.3 million, an increase of $9.7 million in income and other net taxes payable, and a decrease of $0.4 million in other assets and liabilities, net, partially offset by an increase in inventories of $10.0 million, a decrease of $15.3 million in accounts payable, accrued expenses and other current liabilities, and an increase in prepaid expenses and other of $2.4 million. The decrease in trade receivables can be attributed to the timing of payments made in the normal course of business and a decrease in certain rebate and cash discount reserves. The increase in income and other net taxes payable that is primarily due to the timing of required tax payments. The increase in inventories is primarily driven by a concerted effort in the first six months of fiscal year 2022 to build inventory in preparation for the spin-off. The decrease in accounts payable, accrued expense and other current liabilities is mainly driven by the timing of payments made in the normal course of business for managed care rebates payments and a decrease in accrued professional services in connection with various market research and consulting projects.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $10.5 million and $9.7 million during the six months ended March 31, 2023 and 2022, respectively, to support further expansion of our business and operations.
Net Cash Flows from Financing Activities
Net cash used for financing activities for the six months ended March 31, 2023, was attributable to $17.2 million of dividend payments, $4.8 million of required payments on long-term debt, $3.0 million of payments related to tax withholding for stock-based compensation, and $1.8 million in payments on our finance lease.
Net cash used for financing activities for the six months ended March 31, 2022, was attributable to $1,266.0 million of net consideration paid to BD in connection with the Separation, $189.3 million related to net transfers to BD, $33.3 million of payments for long-term debt issuance costs, and $5.6 million of payments for debt fees associated with the Revolving Credit Facility. This was offset by proceeds from the issuance of long-term debt of $1,450.0 million.
On May 12, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of the Company’s common stock. The dividend is payable on June 13, 2023 to stockholders of record at the close of business on May 29, 2023.
Contractual Obligations
Our contractual obligations as of March 31, 2023, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur significant costs associated with information technology infrastructure as we transition to our own systems. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K for further details. As of March 31, 2023, there have been no material changes to our contractual obligations outside the ordinary course of business.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our 2022 Form 10-K. See Note 2 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information on the adoption of new accounting standards during the current fiscal year. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Embecta's 2022 Form 10-K. There have been no changes to our critical accounting policies as of March 31, 2023.
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
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 14, Financial Instruments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at March 31, 2023, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.4 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR.
Item 4. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2022 Form 10-K.
Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1*	Form of Employee and Director PSU and RSU Awards under the 2022 Employee and Director Equity Based Compensation Plan and Conditions of Awards (November 26, 2022)

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a)

31.2*	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a)

32.1**	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2**	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

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
Date: May 12, 2023

By:	/s/ Jacob Elguicze
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2023

By:	/s/ Brian Capone
Name:	Brian Capone
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 12, 2023