Form 10-Q
period 2023-06-30
Embecta Corp.
filed 2023-08-08
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of August 2, 2023 was 57,303,556 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended June 30, 2023

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Revenues	$286.1	$291.1	$838.9	$854.9
Cost of products sold(1)	96.6	88.2	270.8	256.9
Gross Profit	$189.5	$202.9	$568.1	$598.0
Operating expenses:
Selling and administrative expense	87.6	83.8	245.6	212.9
Research and development expense	22.6	14.3	61.6	49.0
Other operating expenses	28.0	7.7	65.2	23.5
Total Operating Expenses	$138.2	$105.8	$372.4	$285.4
Operating Income	$51.3	$97.1	$195.7	$312.6
Interest expense, net	(27.0)	(19.5)	(79.4)	(24.4)
Other income (expense), net	(4.2)	(4.0)	(15.6)	(4.1)
Income Before Income Taxes	$20.1	$73.6	$100.7	$284.1
Income tax provision	4.9	11.2	36.3	43.3
Net Income	$15.2	$62.4	$64.4	$240.8

Net Income per common share:
Basic	$0.27	$1.08	$1.13	$4.17
Diluted	$0.26	$1.07	$1.12	$4.14

(1)For periods prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. For the nine month period ended June 30, 2022, cost of products sold from related party inventory purchases were $22.1 million.
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Net Income	$15.2	$62.4	$64.4	$240.8
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	1.5	(21.4)	30.2	(37.3)
Other Comprehensive Income (Loss)	$1.5	$(21.4)	$30.2	$(37.3)
Comprehensive Income	$16.7	$41.0	$94.6	$203.5
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	June 30, 2023	September 30, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$317.4	$330.9
Trade receivables, net (net of allowance for doubtful accounts of $1.1 million and $1.3 million as of June 30, 2023 and September 30, 2022, respectively)	21.1	22.2
Inventories:
Materials	30.3	23.4
Work in process	9.3	5.6
Finished products	130.7	93.8
Total Inventories	$170.3	$122.8
Amounts due from Becton, Dickinson and Company	169.0	110.9
Prepaid expenses and other	109.7	77.9
Total Current Assets	$787.5	$664.7
Property, Plant and Equipment, Net	308.7	301.6
Goodwill and Other Intangible Assets	25.0	24.6
Deferred Income Taxes and Other Assets	130.9	95.5
Total Assets	$1,252.1	$1,086.4
Liabilities and Equity
Current Liabilities
Accounts payable	$56.1	$41.4
Accrued expenses	160.2	104.3
Amounts due to Becton, Dickinson and Company	68.6	66.5
Salaries, wages and related items	52.4	48.5
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.6	3.6
Income taxes	35.4	27.2
Total Current Liabilities	$385.8	$301.0
Deferred Income Taxes and Other Liabilities	48.9	46.1
Long-Term Debt	1,595.0	1,598.1
Non Current Finance Lease Liabilities	31.8	32.6
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,302,056 as of June 30, 2023 and 57,055,327 as of September 30, 2022	$0.6	$0.6
Additional paid-in capital	23.2	10.0
Accumulated deficit	(538.5)	(577.1)
Accumulated other comprehensive loss	(294.7)	(324.9)
Total Equity	$(809.4)	$(891.4)
Total Liabilities and Equity	$1,252.1	$1,086.4
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at April 1, 2022	—	$—	$—	$—	$(681.1)	$(286.4)	$(967.5)
Net transfers to Becton, Dickinson and Company including Separation adjustments	—	—	—	—	63.3	9.8	73.1
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,797,841	0.6	—	(618.4)	617.8	—	—
Net income attributable to Embecta Corp.	—	—	—	62.4	—	—	62.4
Other comprehensive loss, net of taxes	—	—	—	—	—	(21.4)	(21.4)
Stock-based compensation plans	—	—	5.8	—	—	—	5.8
Issuance of shares related to stock-based compensation plans	8,199	—	—	—	—	—	—
Balance at June 30, 2022	57,806,040	$0.6	$5.8	$(556.0)	$—	$(298.0)	$(847.6)

Balance at April 1, 2023	57,287,537	$0.6	$18.1	$(545.1)	$—	$(296.2)	$(822.6)
Net income attributable to Embecta Corp.	—	—	—	15.2	—	—	15.2
Other comprehensive income, net of taxes	—	—	—	—	—	1.5	1.5
Stock-based compensation plans	—	—	5.5	—	—	—	5.5
Common dividends ($0.15 per share)	—	—	—	(8.6)	—	—	(8.6)
Issuance of shares related to stock-based compensation plans	14,519	—	(0.4)	—	—	—	(0.4)
Balance at June 30, 2023	57,302,056	$0.6	$23.2	$(538.5)	$—	$(294.7)	$(809.4)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2021	—	$—	$—	$—	$864.8	$(270.5)	$594.3
Net transfers to Becton, Dickinson and Company including Separation adjustments	—	—	—	—	(395.0)	9.8	(385.2)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,797,841	0.6	—	(618.4)	617.8	—	—
Net consideration paid to Becton, Dickinson, and Company in connection with Separation	—	—	—	—	(1266.0)	—	(1266.0)
Net income attributable to Embecta Corp.	—	—	—	62.4	178.4	—	240.8
Other comprehensive loss, net of taxes	—	—	—	—	—	(37.3)	(37.3)
Stock-based compensation plans	—	—	5.8	—	—	—	5.8
Issuance of shares related to stock-based compensation plans	8,199	—	—	—	—	—	—
Balance at June 30, 2022	57,806,040	$0.6	$5.8	$(556.0)	$—	$(298.0)	$(847.6)

Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)
Net income attributable to Embecta Corp.	—	—	—	64.4	—	—	64.4
Other comprehensive income, net of taxes	—	—	—	—	—	30.2	30.2
Stock-based compensation plans	—	—	16.6	—	—	—	16.6
Common dividends ($0.45 per share)	—	—	—	(25.8)	—	—	(25.8)
Issuance of shares related to stock-based compensation plans	246,729	—	(3.4)	—	—	—	(3.4)
Balance at June 30, 2023	57,302,056	$0.6	$23.2	$(538.5)	$—	$(294.7)	$(809.4)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Operating Activities
Net income	$64.4	$240.8
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	23.3	24.2
Amortization of debt issuance costs	4.8	1.9
Stock-based compensation	16.6	14.3
Net periodic pension benefit and other postretirement costs	3.7	6.4
Deferred income taxes	2.2	0.4
Change in operating assets and liabilities:
Trade receivables, net	3.1	123.6
Inventories	(42.5)	(23.6)
Due from/due to Becton, Dickinson and Company	(54.8)	(99.6)
Prepaid expenses and other	(29.2)	(25.8)
Accounts payable, accrued expenses and other current liabilities	53.3	73.1
Income and other net taxes payable	11.3	10.8
Other assets and liabilities, net	(18.1)	7.7
Net Cash Provided by Operating Activities	$38.1	$354.2
Investing Activities
Capital expenditures	$(17.3)	$(15.0)
Acquisition of intangible assets	—	(0.4)
Net Cash Used for Investing Activities	$(17.3)	$(15.4)
Financing Activities
Proceeds from the issuance of long-term debt	—	1,450.0
Payments on long-term debt	$(7.1)	$(2.4)
Payment of long-term debt issuance costs	—	(33.3)
Payment of revolving credit facility fees	—	(5.6)
Payments related to tax withholding for stock-based compensation	(3.4)	—
Payments on finance lease	(2.7)	(0.9)
Dividend payments	(25.8)	—
Net consideration paid to Becton, Dickinson and Company in connection with the Separation	—	(1,266.0)
Net transfers to Becton, Dickinson and Company	—	(182.7)
Net Cash Used for Financing Activities	$(39.0)	$(40.9)
Effect of exchange rate changes on cash and cash equivalents	4.7	(5.6)
Net Change in Cash and cash equivalents	$(13.5)	$292.3
Opening Cash and cash equivalents	330.9	—
Closing Cash and cash equivalents	$317.4	$292.3
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
On April 1, 2022, Embecta and Becton, Dickinson and Company ("BD") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, BD agreed to spin off its diabetes care business (the "Diabetes Care Business") into Embecta, a new, publicly traded company (the "Separation").
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
The following provides updates to the Company's "Summary of Significant Accounting Policies" as disclosed in the Form 10-K.
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within Prepaid expenses and other and Deferred Income Taxes and Other Assets in the Company's Condensed Consolidated Balance Sheets. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. The Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. The total balance of capitalized costs associated with these arrangements as of June 30, 2023 is $26.6 million which primarily relates to the implementation of the Company's new enterprise resource planning system ("ERP"). These capitalized costs are included in Deferred Income Taxes and Other Assets. Once the implementation of the new ERP is complete and ready for its intended use, the capitalized costs are expected to be amortized over the term of the hosting arrangement.
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
Reclassification
Certain prior period amounts have been reclassified to conform to the current year presentation.
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
The amount due from BD under the above agreements was $169.0 million at June 30, 2023 and is included in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $68.6 million at June 30, 2023 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfers of the relevant local assets and liabilities for these deferred countries are expected to close at a future date. As of June 30, 2023, the Company estimates that amounts due to BD related to certain assets and liabilities in deferred close jurisdictions is $41.0 million and are reflected in Accrued expenses. As of June 30, 2023, the Company estimates that amounts due from BD related to certain assets and liabilities in deferred close jurisdictions are $7.5 million and is reflected in Prepaid expenses and other.
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
The allocations of General Corporate Expenses are reflected in the Condensed Consolidated Statements of Income as follows:

Nine months ended June 30,
2022
Cost of products sold	$2.3
Selling and administrative expense	47.9
Research and development expense	3.5
Other (income) expense, net	(0.6)
Total General Corporate Expenses	$53.1
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
Related party transactions
The following transactions represent activity in the ordinary course of business between the Company and BD prior to the Separation for certain materials for use in production of certain medical products that were not at arm’s length. The following table summarizes related party purchases for the nine month period ended June 30, 2022:

Nine months ended June 30,
2022
Purchases from BD	$28.0
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
The following table summarizes the components of the net transfers to BD for the nine months ended June 30, 2022:

Cash pooling and general financing activities(1)	$255.9
Corporate and segment allocations, excluding non-cash stock-based compensation	(50.4)
Taxes deemed settled with BD	(16.2)
Other Separation related adjustments, net	(6.6)
Net transfers to BD as reflected in the Condensed Consolidated Statements of Cash Flows	182.7
Stock-based compensation expense	(8.5)
Pension expense	(3.6)
Net consideration paid to BD in connection with the Separation	1,266.0
Related party senior secured notes	197.0
Other transfers to (from) BD, net	84.1
Net transfers to BD	$1,717.7

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Note 4 — Collaboration Agreement
In March 2023, the Company entered into a collaboration agreement with a third-party to develop and commercialize an interoperable automated glycemic controller ("iAGC") to complement the Company's insulin patch pump currently in development. The Company believes that both parties are active participants in the operating activities of the collaboration and exposed to certain risks and rewards depending on commercial success. The transaction included an upfront payment of $2.5 million for project costs, which was expensed to Research and development expense during the nine month period ended June 30, 2023. Upon successful commercialization of the iAGC, the Company will be responsible for the sales and marketing effort and would pay a royalty to the third-party based on future product sales to customers. The Company expects that it will be the principal in the end customer sale and 100% of product sales will be included in Revenues and any royalty payments and continued project costs after commercialization will be included in Cost of products sold as they are incurred.
Note 5 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $25.6 million and $61.1 million during the three and nine months ended June 30, 2023, respectively. There were $7.7 million and $23.5

Dollar amounts are in millions except per share amounts or as otherwise specified.

million of separation and stand-up costs incurred during the three and nine months ended June 30, 2022, respectively. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, supply chain, employee retention, costs associated with the implementation of the Company's new ERP, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at June 30, 2023 or September 30, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
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
Measurement of Revenues
Payment terms extended to the Company’s customers are based upon commercially reasonable terms for the markets in which the Company’s products are sold. Because the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer, the Company does not generally adjust its revenues for the effects of a financing component. The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s Condensed Consolidated Financial Statements.
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
The Company’s liability attributed to variable consideration at June 30, 2023 and September 30, 2022 was $45.7 million and $43.8 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended June 30, 2023 and 2022 were $106.2 million and $84.8 million, respectively. Sales deductions recorded as a reduction of gross revenues for the nine months ended June 30, 2023 and 2022 were $294.0 million and $248.7 million, respectively.
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
The Company’s contract asset balance was $1.2 million as of both June 30, 2023 and September 30, 2022.
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

Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes its large and small key account managers that call on payers, retailers, wholesalers and institutional customers, and field-based territory managers that call on health care providers and pharmacies. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Asia, the Company has distribution agreements, and in China the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography as management believes this category best depicts how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
United States	$153.9	$158.0	$449.6	$450.4
International(1)	132.2	133.1	389.3	404.5
Total	$286.1	$291.1	$838.9	$854.9

(1)For the three and nine months ended June 30, 2023 and 2022, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 9 — Stock-Based Compensation
Time Vested Restricted Stock Units ("TVUs")
During the nine months ended June 30, 2023, Embecta granted 634,032 restricted stock units ("RSUs") in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients.
Performance Based Restricted Stock Units ("PSUs")
During the nine months ended June 30, 2023, Embecta awarded 244,192 RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. Stock-based compensation expense for these awards for the three and nine months ended June 30, 2023 was $0.3 million and $0.9 million, respectively.
Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the three and nine months ended June 30, 2023 and 2022 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Cost of products sold	$0.6	$0.3	$1.7	$2.0
Selling and administrative expense	4.6	5.0	14.0	10.7
Research and development expense	0.5	0.5	1.3	1.6
Total Stock-Based Compensation Expense	$5.7	$5.8	$17.0	$14.3
Tax benefit associated with stock-based compensation costs recognized	$0.7	$1.1	$2.2	$3.1
The following table summarizes the Company's total stock-based compensation expense by classification of award:

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Equity Awards	$5.6	$5.8	$16.6	$14.3
Liability Awards	0.1	—	0.4	—
Total	$5.7	$5.8	$17.0	$14.3
A summary of stock appreciation rights ("SARs") outstanding as of June 30, 2023 and changes during the nine months ended June 30, 2023 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,916.7	$28.98
Granted	—	—
Exercised*	(25.0)	21.98
Forfeited, canceled or expired	—	$—
Balance at June 30	1,891.7	$29.08	8.0	$0.2
Vested and expected to vest at June 30	1,818.7	$29.05	8.0	$0.2
Exercisable at June 30	565.1	$27.67	6.9	$0.2

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
SARs with an intrinsic value of $0.3 million and grant date fair value of $0.6 million were exercised during the nine months ended June 30, 2023.
A summary of time-vested RSUs and performance-based RSUs outstanding as of June 30, 2023 and changes during the nine months ended June 30, 2023 are as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	977.5	$28.34
Granted	695.1	32.38
Distributed*	(333.4)	28.12
Forfeited, canceled or expired	(46.3)	29.07
Nonvested at June 30	1,292.9	30.54
Expected to vest at June 30	1,226.4	$30.53

*The RSUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of time-vested RSUs granted during the nine months ended June 30, 2023 is $32.38 and the total fair value of time-vested RSUs vested during the nine months ended June 30, 2023 is $9.4 million.
At June 30, 2023, the weighted average remaining vesting term of time-vested RSUs is 2.0 years.
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of June 30, 2023, is approximately $37.7 million, which is expected to be recognized over a weighted-average remaining life of approximately 2.0 years. At June 30, 2023, 3.5 million shares were authorized for future grants under the 2022 Employee and Director Equity Based Compensation Plan.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	June 30, 2023	September 30, 2022
Amortized intangible assets
Patents – gross	$10.6	$9.4
Less: accumulated amortization	(4.3)	(3.9)
Patents – net	$6.3	$5.5
Customer Relationships and Other – gross	$5.2	$5.2
Less: accumulated amortization	(2.2)	(1.8)
Customer Relationships and Other – net	$3.0	$3.4
Total amortized intangible assets	$9.3	$8.9
Goodwill	15.7	15.7
Total Goodwill and Other Intangible Assets	$25.0	$24.6
Note 11 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2023, no amount has been drawn on the Revolving Credit Facility.
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
The following is a summary of Embecta's total debt outstanding as of June 30, 2023:

Term Loan due March 2029	$938.1
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	$200.0
Total principal debt issued	$1,638.1
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(33.6)
Long-term debt	$1,595.0
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2023	$2.4
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.7
The estimated fair value of long-term debt (including current portion) at June 30, 2023 was $1,528.1 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,604.5 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
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
The calculation of earnings per basic and diluted common share for the three and nine months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2023	2022	2023	2022
Net Income attributable to Embecta	$15.2	$62.4	$64.4	$240.8

Basic weighted average number of shares outstanding	57,296	57,802	57,223	57,799
Stock awards and equity units (share equivalent)	286	405	491	405
Diluted weighted average shares outstanding	57,582	58,207	57,714	58,204

Earnings per common share - Basic	$0.27	$1.08	$1.13	$4.17
Earnings per common share - Diluted	$0.26	$1.07	$1.12	$4.14
Earnings per diluted share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For the three and nine months ended June 30, 2023, 2.1 million and 1.9 million, respectively, and for both the three and nine months ended June 30, 2022, 1.8 million, of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
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
The effective tax rates were 24.4% and 15.2% for the three months ended June 30, 2023 and 2022, respectively, and 36.0% and 15.2% for the nine months ended June 30, 2023 and 2022, respectively. The increase in the Company’s effective tax rates for both comparative periods are primarily due to an increase in the valuation allowance on the utilization of interest expense carryforwards related to U.S. interest deduction limitation rules, higher tax expense on undistributed earnings of foreign subsidiaries and an increase in non-deductible expenses; partially offset by lower U.S. tax expense on earnings of foreign affiliates.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 14 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2023	September 30, 2022
Cash and cash equivalents	$317.4	$330.9
Cash and cash equivalents as of June 30, 2023 includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of June 30, 2023 and September 30, 2022, respectively:

	Hedge Designation	June 30, 2023	September 30, 2022
Foreign exchange contracts (a)	Undesignated	$6.1	$5.1
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
As of June 30, 2023, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreements (see Note 3). As a result, the Company is no longer exposed to credit risk associated with those transferred receivables and does not have material credit risk exposure associated with the remaining $21.1 million of trade receivables.
Three of the Company’s customers represent at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 39.8% for the three months ended June 30, 2023, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represent 40.0% of total revenues for the nine months ended June 30, 2023.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 15 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	June 30, 2023	September 30, 2022
Land	$2.3	$1.4
Buildings	127.1	123.7
Machinery, equipment and fixtures	577.3	505.1
Leasehold improvements	9.2	6.5
Construction in progress	39.1	64.9
	$755.0	$701.6
Less: accumulated depreciation	(446.3)	(400.0)
Total Property, Plant and Equipment, Net	$308.7	$301.6
Note 16 — Leases
Finance Leases
The Company's finance lease assets and liabilities are attributed to its manufacturing site in Holdrege, Nebraska, which has an initial term of ten years and an option for the Company to extend the lease term for an additional period of up to five years. This lease is classified as a finance lease because the present value of the sum of the lease payments associated with the lease exceeds substantially all of the fair value of the manufacturing site.
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	September 30, 2022
Finance Leases
Property, Plant, and Equipment, Net	$33.7	$35.5
Total Finance Lease Assets	$33.7	$35.5

Current finance lease liabilities	$3.6	$3.6
Non Current Finance Lease Liabilities	31.8	32.6
Total Finance Lease Liabilities	$35.4	$36.2

Weighted-average remaining lease term (years)	13.8	14.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$21.0	$6.3
Total Operating Lease Assets	$21.0	$6.3

Accrued expenses	$3.6	$2.0
Deferred Income Taxes and Other Liabilities	15.0	4.3
Total Operating Lease Liabilities	$18.6	$6.3

Weighted-average remaining lease term (years)	6.7	3.2
Weighted-average discount rate	6.9%	5.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.

Supplemental cash flow information related to leases for the nine months ended June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Right of use assets obtained in exchange for lease liabilities
Financing Leases	$—	$36.7
Operating Leases	17.4	0.9
On April 1, 2022, the Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ. The lease commenced during the second quarter of fiscal year 2023 and has an initial term of ten years. The Company has options to extend the lease for an additional period of six years and to extend for a subsequent additional period of four years, after the expiration of the first extension period.
Maturities of the Company's finance and operating lease liabilities as of June 30, 2023 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2023	$0.9	$0.7	$1.6
2024	3.6	3.8	7.4
2025	3.7	2.9	6.6
2026	3.7	2.6	6.3
2027	3.8	2.2	6.0
Thereafter	40.1	13.4	53.5
Total lease payments	$55.8	$25.6	$81.4
Less: amount representing interest	20.4	7.0	27.4
Present value of lease liabilities	$35.4	$18.6	$54.0

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
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety shield that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
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
Pricing Pressures. The increased scrutiny by regulators on healthcare spending, which accelerated in light of the COVID-19 pandemic, along with a shift towards volume-based procurement and group purchasing organizations, which generally values lower cost over product features, benefits and quality, have placed significant pressure on Embecta to lower price in

Dollar amounts are in millions except per share amounts or as otherwise specified.

both developed and emerging markets. These trends may reduce our operating margins, which are only partially offset by our ability to differentiate our products and sell at higher prices.
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
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral anti-diabetic drugs (e.g., SGLT-2s) and GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products. New drug therapies in development are targeted to challenge the current diabetes treatment paradigm, including insulin use. Insulin therapy in developed markets continues to transition to infusion pumps.
Continuing Impact From COVID-19 on Delivery and Allocation of Healthcare. The COVID-19 pandemic accelerated the adoption of, and reimbursement by governments and private payers for, the delivery of healthcare using digital technologies, including telehealth technologies and other at-home self-care solutions and various media for virtual engagement with healthcare providers. Our ability to adapt the delivery of our products and sales and marketing efforts to these trends, including with the development of our diabetes care app, may materially affect our results of operations. The pandemic also caused hospitals and other healthcare providers to reassess their prioritization and allocation of their healthcare resources. In many cases, providers were forced to balance between diverting resources toward COVID-19 needs and maintaining routine care, including for people living with long term conditions. If this trend persists, particularly in regions where COVID-19 continues to spread, it could have an adverse impact on the delivery of care for people with diabetes and our sales and marketing efforts.
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
The military conflict in Russia and Ukraine and the sanctions imposed by the United States government and other nations in response to this conflict have caused significant volatility and disruptions to the global markets. For all periods presented, our net sales in Russia and Ukraine were not material to our consolidated net revenues. Although operations in both Russia and Ukraine do not constitute a material portion of our business, there is uncertainty around the military conflict, including further sanctions, and the impact it will have on the global economy, supply chains and energy prices generally, and therefore our business. Refer to the "Risk Factors" set forth in the 2022 Form 10-K for further details.

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
Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,			Nine months ended June 30,
	2023	2022	%	2023	2022	%
Revenues	$286.1	$291.1	(1.7)%	$838.9	$854.9	(1.9)%
Cost of products sold	96.6	88.2	9.5	270.8	256.9	5.4
Gross Profit	189.5	202.9	(6.6)	568.1	598.0	(5.0)
Operating expenses:
Selling and administrative expense	87.6	83.8	4.5	245.6	212.9	15.4
Research and development expense	22.6	14.3	58.0	61.6	49.0	25.7
Other operating expenses	28.0	7.7	263.6	65.2	23.5	171.7
Total Operating Expenses	138.2	105.8	30.6	372.4	285.4	30.5
Operating Income	51.3	97.1	(47.2)	195.7	312.6	(37.4)
Interest expense, net	(27.0)	(19.5)	nm	(79.4)	(24.4)	nm
Other income (expense), net	(4.2)	(4.0)	nm	(15.6)	(4.1)	nm
Income Before Income Taxes	20.1	73.6	(72.7)	100.7	284.1	(64.6)
Income tax provision	4.9	11.2	(56.3)	36.3	43.3	(16.2)
Net Income	$15.2	$62.4	(75.6)%	$64.4	$240.8	(73.3)%

Net Income per common share:
Basic	$0.27	$1.08	nm	$1.13	$4.17	nm
Diluted	$0.26	$1.07	nm	$1.12	$4.14	nm
nm = not meaningful
Three Months Ended June 30, 2023 Summary (on a comparative basis)
Key financial results for the three months ended June 30, 2023 were as follows:
•Revenue decreased by $5.0 million to $286.1 million from $291.1 million;
•Gross profit decreased by $13.4 million to $189.5 million from $202.9 million. Gross profit as a percent of revenue was 66.2%, as compared to 69.7% in the prior year comparative period;
•Operating income decreased by $45.8 million to $51.3 million from $97.1 million; and
•Net income decreased by $47.2 million to $15.2 million from $62.4 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Nine Months Ended June 30, 2023 Summary (on a comparative basis)
Key financial results for the nine months ended June 30, 2023 were as follows:
•Revenue decreased by $16.0 million to $838.9 million from $854.9 million;
•Gross profit decreased by $29.9 million to $568.1 million, compared to $598.0 million. Gross profit as a percent of revenue was 67.7%, as compared to 69.9% in the prior year comparative period;
•Operating income decreased by $116.9 million to $195.7 million from $312.6 million; and
•Net income decreased by $176.4 million to $64.4 million from $240.8 million.
Revenues
Our revenues decreased by $5.0 million, or 1.7%, to $286.1 million for the three months ended June 30, 2023 as compared to revenues of $291.1 million for the three months ended June 30, 2022. Changes in our revenues are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. The decrease in revenues was driven by $4.1 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar, a $2.3 million decrease in contract manufacturing and sales of non-diabetes products within the U.S. to BD, and $1.8 million of unfavorable changes in price and volume in the U.S. This was partially offset by increases in revenues driven by $3.2 million of favorable changes in price and volume in our International operations.
Our revenues decreased by $16.0 million, or 1.9%, to $838.9 million for the nine months ended June 30, 2023 as compared to revenues of $854.9 million for the nine months ended June 30, 2022. The decrease in revenues was primarily driven by $28.1 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar and $6.2 million of unfavorable changes in price and volume in the U.S. This was partially offset by increases in revenues driven by $12.9 million of favorable changes in price and volume in our International operations and a $5.4 million increase in contract manufacturing and sales of non-diabetes products within the U.S. to BD.
Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
United States	$153.9	$158.0	$449.6	$450.4
International	132.2	133.1	389.3	404.5
Total	$286.1	$291.1	$838.9	$854.9
Cost of products sold
Cost of products sold increased by $8.4 million, or 9.5%, to $96.6 million for the three months ended June 30, 2023 as compared to $88.2 million for the three months ended June 30, 2022. Cost of products sold as a percentage of revenues was 33.8% for the three months ended June 30, 2023 as compared to 30.3% for the three months ended June 30, 2022. Cost of products sold increased by $13.9 million, or 5.4%, to $270.8 million for the nine months ended June 30, 2023 as compared to $256.9 million for the nine months ended June 30, 2022. Cost of products sold as a percentage of revenues were 32.3% for the nine months ended June 30, 2023 as compared to 30.1% in the nine months ended June 30, 2022. The increases in cost of products sold for the three and nine month comparative periods were primarily driven by the impact of inflation on the costs of certain raw materials (including freight), direct labor, and overhead. The increase for the nine month comparative period was also driven by higher costs associated with the Cannula Supply Agreement with BD post Separation. We intend to continue to work to improve productivity to help partially offset these increased costs.
Selling and administrative expenses
Selling and administrative expenses increased by $3.8 million, or 4.5%, to $87.6 million for the three months ended June 30, 2023 as compared to $83.8 million for the three months ended June 30, 2022. Selling and administrative expenses increased by $32.7 million, or 15.4%, to $245.6 million for the nine months ended June 30, 2023 as compared to $212.9 million for the nine months ended June 30, 2022. The increases for the three and nine month comparative periods were primarily driven by an increase in compensation and benefit costs due to increased headcount attributed to the Separation and Embecta becoming a stand-alone publicly-traded company.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Research and development expenses
Research and development expenses increased by $8.3 million, or 58.0%, to $22.6 million for the three months ended June 30, 2023 as compared to $14.3 million for the three months ended June 30, 2022. Research and development expenses increased by $12.6 million, or 25.7%, to $61.6 million for the nine months ended June 30, 2023 as compared to $49.0 million for the nine months ended June 30, 2022. The increases for the three and nine month comparative periods were primarily driven by increased investment in our insulin patch pump program. The increase for the nine month comparative period was also driven by amounts paid in connection with a collaboration arrangement. For details on the collaboration arrangement refer to Note 4 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.
Other operating expenses
We incurred other operating expenses of $28.0 million and $7.7 million for the three months ended June 30, 2023 and 2022, respectively, and $65.2 million and $23.5 million for the nine months ended June 30, 2023 and 2022, respectively, driven by costs related to the Separation. The costs incurred primarily relate to accounting, auditing, legal services, supply chain, employee retention, costs associated with the implementation of the Company's new ERP, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity.
Interest expense, net
Interest expense, net increased by $7.5 million to $27.0 million for the three months ended June 30, 2023 as compared to $19.5 million for the three months ended June 30, 2022. Interest expense, net increased by $55.0 million to $79.4 million for the nine months ended June 30, 2023 as compared to $24.4 million for the nine months ended June 30, 2022. The increase for the three month comparative period is primarily a result of higher interest rates on our variable rate debt. The increase for the nine month comparative period was primarily a result of debt outstanding for a longer period of time for fiscal year 2023 as compared to fiscal year 2022 and higher interest rates on our variable rate debt.
If the United States Federal Reserve continues to raise the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase during the remainder of fiscal 2023. See "Liquidity and Capital Resources" below and Note 11 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net, was $(4.2) million and $(4.0) million for the three months ended June 30, 2023 and 2022, respectively and $(15.6) million and $(4.1) million for the nine months ended June 30, 2023 and 2022, respectively. The costs incurred primarily relate to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor.
Income tax provision
The effective tax rates were 24.4% and 15.2% for the three months ended June 30, 2023 and 2022, respectively, and 36.0% and 15.2% for the nine months ended June 30, 2023 and 2022, respectively. The increase in the Company’s effective tax rates for both comparative periods are primarily due to an increase in the valuation allowance on the utilization of interest expense carryforwards related to U.S. interest deduction limitation rules, higher tax expense on undistributed earnings of foreign subsidiaries and an increase in non-deductible expenses; partially offset by lower U.S. tax expense on earnings of foreign affiliates.
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
In February 2022, and in connection with the Separation, Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030. Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity. Interest payments began in August 2022.

Dollar amounts are in millions except per share amounts or as otherwise specified.

In March 2022, we entered into a credit agreement, providing for the Term Loan in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over SOFR, with a 0.50% SOFR floor. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2023, no amount has been drawn on the Revolving Credit Facility.
Additionally we have outstanding the 6.75% Notes, which carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity. Interest payments began in August 2022.
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2023, we were in compliance with all of such covenants.
The following is a summary of Embecta's total debt outstanding as of June 30, 2023:

Term Loan	$938.1
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,638.1
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(33.6)
Long-term debt	$1,595.0
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2023	$2.4
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,597.7
Certain measures relating to our total debt outstanding as of June 30, 2023 were as follows:

Total debt	$1,604.5

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	7.2%
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
On April 1, 2022, we entered into a real estate lease for a new Corporate Headquarters located in Parsippany, New Jersey, United States. The lease commenced during the second quarter of fiscal year 2023 and has an initial term of ten years. The lease is classified as an operating lease. The Company has options to extend the lease for an additional period of six years and to extend for a subsequent additional period of four years after the expiration of the first extension period.
Maturities of our finance lease and operating lease liabilities as of June 30, 2023 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2023	$0.9	$0.7	$1.6
2024	3.6	3.8	7.4
2025	3.7	2.9	6.6
2026	3.7	2.6	6.3
2027	3.8	2.2	6.0
Thereafter	40.1	13.4	53.5
Total lease payments	$55.8	$25.6	$81.4
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
The following table summarizes our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2023	2022
Net cash provided by (used for)
Operating activities	$38.1	$354.2
Investing activities	$(17.3)	$(15.4)
Financing activities	$(39.0)	$(40.9)

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2023 was attributable to net income of $64.4 million and net adjustments of $26.3 million, which includes $50.6 million of non-cash adjustments that primarily relate to depreciation and amortization, stock-based compensation, deferred income taxes and postretirement benefits, and a use of cash of $76.9 million related to changes in our assets and liabilities. This was driven by an increase in amounts due from BD of $54.8 million, which is primarily related to factored receivables for which payment has not yet been collected from BD as of June 30, 2023; a $42.5 million increase in inventories which is primarily driven by a concerted effort to build inventory to meet expected demand; an increase of $29.2 million in prepaid expenses and other as a result of increased subscription contracts and increases in net assets for deferred closing entities; and an $18.1 million increase in other assets and liabilities, net, is primarily due to costs capitalized related to the implementation of the Company's new ERP. This was partially offset by an increase of $53.3 million in accounts payable, accrued expenses and other current liabilities, due to increases in net liabilities for deferred closing entities, which was offset by our annual incentive bonus payment in January 2023; and an increase of $11.3 million in income and other net taxes payable that is primarily due to the timing of required tax payments. All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash provided by operating activities during the nine months ended June 30, 2022 was attributable to net income of $240.8 million and net adjustments of $113.4 million, which includes $47.2 million of non-cash adjustments related to depreciation and amortization, stock-based compensation, deferred income taxes and postretirement benefits, and $66.2 million of cash provided relating to changes in our assets and liabilities. Cash provided relating to changes in our assets and liabilities was driven by a decrease in trade receivables of $123.6 million, an increase of $73.1 million in accounts payable, accrued expenses and other current liabilities, an increase of $10.8 million in income and other net taxes payable, and a decrease of $7.7 million in other assets and liabilities, net, partially offset by an increase in amounts due from BD of $99.6 million, an increase in prepaid expenses and other of $25.8 million, and an increase in inventories of $23.6 million. The decrease in trade receivables primarily relates to the Factoring Agreements, in which embecta transfers certain trade receivable assets to BD in exchange for cash. The increase in accounts payable, accrued expense and other current liabilities relates to current liabilities with BD primarily for inventory purchases. The increase in income and other net taxes payable is primarily due to the timing of required tax payments. The increase in amounts due from Becton, Dickinson and Company primarily relates to factored receivables and inventory purchases for which payment has not yet been collected from BD as of June 30, 2022. Increases in prepaid expenses and other are primarily driven by increased prepaid service contracts related to information technology infrastructure as we transition to our own systems. The increase in inventories is primarily driven by a concerted effort to build inventory to meet expected demand as we execute our separation and stand-up projects.
Net Cash Flows from Investing Activities
Net cash used for investing activities was primarily comprised of capital expenditures of $17.3 million and $15.0 million during the nine months ended June 30, 2023 and 2022, respectively, to support further expansion of our business and operations.
Net Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended June 30, 2023, was attributable to $25.8 million of dividend payments, $7.1 million of required payments on long-term debt, $3.4 million of payments related to tax withholding for stock-based compensation, and $2.7 million in payments on our finance lease.
Net cash used for financing activities for the nine months ended June 30, 2022, was attributable to $1,266.0 million of net consideration paid to BD in connection with the Separation, $182.7 million related to net transfers to BD, $33.3 million of payments for long-term debt issuance costs, $5.6 million of payments for debt fees associated with the Revolving Credit Facility, and $2.4 million of required payments on long-term debt. This was offset by proceeds from the issuance of long-term debt of $1,450.0 million.
On August 8, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of the Company’s common stock. The dividend is payable on September 13, 2023 to stockholders of record at the close of business on August 25, 2023.
Contractual Obligations
Our contractual obligations as of June 30, 2023, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur significant costs associated with information technology infrastructure as we transition to our own systems. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer

Dollar amounts are in millions except per share amounts or as otherwise specified.

to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K for further details. As of June 30, 2023, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our 2022 Form 10-K. See Note 2 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information on the adoption of new accounting standards during the current fiscal year. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Embecta's 2022 Form 10-K. There have been no changes to our critical accounting policies as of June 30, 2023.
Cautionary Statements Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
•Competitive factors that could adversely affect Embecta’s operations, including adoption of new drug therapies for treatment of diabetes, new product introductions by Embecta’s competitors, the development of new technologies, lower cost producers that create pricing pressure, and consolidation resulting in companies with greater scale and market presence than Embecta.
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
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at June 30, 2023, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.4 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR.
Item 4. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.

Dollar amounts are in millions except per share amounts or as otherwise specified.

During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2022 Form 10-K.
Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws of Embecta Corp., effective August 2, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 3, 2023.)

3.2	Amended and Restated Bylaws of Embecta Corp., effective August 2, 2023, marked to show amendments. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 3, 2023.)

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a)

31.2*	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a)

32.1**	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2**	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

Dollar amounts are in millions except per share amounts or as otherwise specified.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

Date: August 8, 2023	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023	By:	/s/ Brian Capone
	Name:	Brian Capone
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)