Form 10-K
period 2023-09-30
Embecta Corp.
filed 2023-11-29
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
Yes ☒ No ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
Emerging growth company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended March 31, 2023, was approximately $1.6 billion.

The registrant had outstanding 57,334,621 shares of common stock as of November 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Embecta Corp.
2023 Form 10-K Annual Report
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
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. As we approach our 100-year centennial, we believe that our products have become one of the most widely recognized and respected brands in diabetes management throughout the world. We estimate that our products are used by more than 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our conventional pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our conventional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety arm that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
In addition to selling pen needles, syringes and safety devices, we seek to promote advances in diabetes care through thought leadership, and engagement with the diabetes community, healthcare providers and other stakeholders. To foster connection with and offer support to people with diabetes, we launched our diabetes care app in 2018, which has been downloaded more than 600,000 times. The diabetes care app serves as a channel for our support, education of and engagement with the diabetes community. In addition, we intend to continue to explore strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth. We intend to selectively pursue strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
Global Operations
Our global manufacturing and distribution network, together with our commercial team, enable us to produce and distribute our products to end users and healthcare providers in over 100 countries. We have three manufacturing sites located in Ireland, the United States and China. We believe that these manufacturing sites enable us to efficiently and consistently produce high-quality, safe and reliable products. We distribute our products through a variety of channels, including retail, hospitals, pharmacies and other institutional channels. Our commercial team and distribution networks enable us to reach a broad base of customers across the globe.
Raw Materials and Components
We use a broad range of raw materials in the manufacture of our products. We purchase all our raw materials and certain components from third-party suppliers. The primary materials that make up our pen needles and insulin syringes are cannula, plastic resin, adhesive, needle lubricants, rubber stoppers and packaging material. We purchase most of these and other materials from a single or limited number of sources for various reasons, including quality assurance, cost-effectiveness, and continuity of supply, among others.
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
The design and formulation of certain materials and components is proprietary and the intellectual property rights may be owned exclusively by one party. In the case of sole sourced parts, we manage risk through holding inventory ourselves and at our suppliers' facilities to ensure continuity of supply and lower the risk of disruption.

Research and Development
Our strategy seeks to update and develop enhanced technology for our portfolio of current and future products by focusing on patient unmet needs and market expansion. As we develop these products we intend to apply for clearance from the United States Food and Drug Administration (the “FDA”) and similar regulatory authorities in jurisdictions outside of the United States.
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
While no single patent or patent family is material to our business, our pen needle and syringe products contain features that are protected by a portfolio of utility and design patents, including features related to safety, comfort and ease of use. In addition, potential features of our insulin patch pump technology currently under development and software we market to end users for managing diabetes are covered by a variety of patents and patent applications. Generally, patent protection for these products and technologies is sought in the United States, Canada, Europe, China and Japan. We are not aware of any pending third-party claims or challenges that would be expected to materially affect the patent protection of these products or technologies.
As of September 30, 2023, we held about 750 patents in the United States and in various foreign countries in which we conduct business, as well as about 130 patents pending. The majority of our United States and foreign patents for individual products are in force for twenty years from the initial filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.
Our products and services are sold around the world under various trade names, trademarks and brand names, which we consider to be valuable in the marketing of our products in each segment. As of September 30, 2023, we had about 250 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as about 200 trademark applications pending worldwide.
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
Companies with whom we currently compete in the diabetes drug injection business include Novo Nordisk, HTL-Strefa, Terumo Medical Corporation, and Ypsomed. We also compete with providers of insulin pumps and other insulin administration devices. We compete in the marketplace based on a number of factors, including product quality, clinical innovation, price, service, reputation and commercial excellence.
Regulation
Changes in legislation or government policies, including with respect to licensing, health information privacy and data privacy and healthcare costs, reimbursement, coverage and access, can have a material impact on our worldwide operations. Our operations are subject to, and affected by, regulations of medical devices promulgated by federal, state and local authorities in the United States, including the FDA, and other regulatory authorities with jurisdiction over our foreign operations. FDA regulations govern, among other things, product design and development, preclinical and clinical testing, pre-market clearance and approval, manufacturing, labeling, product storage, advertising and promotion, sales and distribution, post-market adverse event reporting, postmarket surveillance, complaint handling, repair or recall of products and record keeping. These regulations not only affect products in our existing markets, but also our ability to market new products under development. For existing and potential new products, failure to comply with ongoing regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include warning letters that require corrective action, fines, injunctions, rescissions of previously granted clearances and/or approvals and other penalties.

We maintain robust FDA Quality System Regulation and ISO Quality Systems that establish standards for our product design, manufacturing, and distribution processes, inclusive of Current Good Manufacturing Practices. The FDA and other regulatory agencies engage in periodic reviews and inspections of our quality systems, as well as product performance and advertising and promotional materials. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and other regulatory bodies. Prior to marketing or selling most of our products, we must secure clearance or approval from the FDA and counterpart non-United States regulatory agencies. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, we anticipate these factors in product development and planning processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.
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
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, and the related Logistics Services Agreement (“LSA”), Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report (collectively, the “Interim Business Continuity Processes”). The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. The service recipient may terminate any services by giving prior written notice to the provider of such services and paying any applicable wind-down charges. Such services provided pursuant to the TSA were to terminate no later than April 1, 2024, 24 months following the Separation, and such services provided pursuant to the LSA were to terminate no later than January 1, 2024, which BD has agreed to extend through March 31, 2024. However, BD has granted a limited extension until November 1, 2024 of certain services under the TSA, LSA and other transaction documents in a limited set of markets (the "Extension") to support the Interim Business Continuity Processes, subject to the condition in the next sentence. The Extension is conditioned upon BD obtaining a supplemental private letter ruling to the private letter ruling that it received in connection with the Separation and the distribution, in form and substance reasonably satisfactory to BD (the "Supplemental PLR").
•Distribution Agreements - Embecta and BD entered into distribution agreements for certain territories, principally in the Asia Pacific Region and Latin America, whereby a subsidiary of BD has been appointed as a distributor of Embecta or its relevant subsidiaries to support certain commercial operations of the diabetes care business on a transitional basis in these regions for a maximum of two years. The distribution agreements will each continue until either (1) certain governmental approvals needed to distribute products in the defined territory are obtained and order-to-cash processes and other services of the Company for such territory are migrated to an alternative commercial arrangement between the parties or (2) the applicable services are transitioned to a third-party distributor or independently performed by Embecta, but in any event no longer than the maximum term of two years, except certain such agreements may be extended in connection with the Extension. Embecta shall pay BD a return of 1.5% to 2.0% of net revenue for each territory.
•Cannula Supply Agreement - Embecta and BD entered into a cannula supply agreement whereby BD sells to Embecta cannulas for incorporation into Embecta's existing syringes and pen needles, safety syringes and safety pen needles, and products currently under development. BD retains ownership of all cannula technology, cannula production activities and the intellectual property rights therein. Embecta is limited to a maximum number of cannulas that it can purchase under the cannula supply agreement, which will be an absolute upper limit of cannulas per year and yearly limits that vary with annual demand. The cannula supply agreement is terminable by Embecta without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than five years from the Separation. The cannula supply agreement will be terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the Separation. However, in the event of a change of control of Embecta, BD has the right to terminate the cannula supply agreement in its sole discretion. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if Embecta’s yearly forecast is below the required minimum purchase amount, and the parties have other customary termination rights for material breach or bankruptcy of the other party.
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
•Logistics Services Agreement - Embecta and BD entered into a logistics services agreement whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years, which BD has agreed to extend through March 31, 2024. Embecta will pay BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue (which will increase to 1.25% of net revenue after January 1, 2024).
•Other agreements that Embecta entered into with BD include, but are not limited to, an employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility location in Holdrege, Nebraska.
Human Resources ("HR")
As of September 30, 2023, we had approximately 2,200 regular employees globally (which includes deferred closing countries), with approximately 925 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading diabetes care companies. Our success is dependent on our ability to attract, engage and retain the best talent that reflects our diverse communities. To do so, we focus on the most critical areas that help create a great workplace and enable our business priorities.
At Embecta our mission, vision and values inspire passion and purpose in the day-to-day work of our employees. Our mission of developing and providing solutions to make life better for people living with diabetes helps us attract potential employees interested in making a difference to the world. As a new company, we have the unique opportunity to integrate Environment, Social, Governance ("ESG") as well as Diversity, Equity & Inclusion ("DE&I") principles into the foundation of our HR practices.

We focus on providing a personalized experience from the moment an employee considers joining the Embecta team. In addition to helping make life better for people living with diabetes, our employee value proposition includes a strong rewards package, a focus on development, and engaging with our employees as we shape our new company together.
At Embecta, our Total Rewards programs enable behaviors that drive performance, reward results and create long-term value for our stockholders and employees. We continually monitor our programs and policies to ensure they are competitive and have a clear link to our business and talent strategy. We pay for performance and are committed to compensating employees fairly and equitably. Our employee benefit programs provide flexibility and choice, and enrich the health, well-being and security of our employees.
We are building a learning culture where employees at all levels of the organization are encouraged to grow and improve, including company-wide training on compliance, job related technical training, leadership development, and easy access to virtual on demand learning. At Embecta, long term succession planning and capability building are integral to our talent practices that are aimed at helping our employees be the best versions of themselves while simultaneously building our future talent pipeline. All employees are encouraged to establish individual, team and development goals in partnership with their manager to ensure clarity and alignment to our business goals while retaining focus on growth and development.
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
Diversity, Equity & Inclusion
Embecta engages a workforce that reflects the communities where we operate. Our workforce, including our leadership team, and our board of directors, includes diverse members and teams. Our commitment to DE&I is embedded in our values. We believe that employee diversity makes us better at identifying opportunities and solving problems. We are committed to creating and sustaining an environment where everyone brings their authentic selves to work, to help us fulfill our mission of helping people with diabetes.
Corporate Responsibility ("CR") and Environmental, Social and Governance ("ESG")
Embecta is in the process of developing a standalone multi-year strategy to advance its ESG initiatives. The focus in fiscal year 2023 was to evaluate Embecta’s global ESG risks and impacts. This evaluation phase commenced with a Sustainability Materiality Assessment and an internal review of the United Nations Sustainable Development Goals. Separately, the governance structures for managing ESG topics and updates were documented via the Company's Enterprise Risk Committee charter. Embecta plans to provide an updated Sustainability Report during its 2024 fiscal year.
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
In addition, the written charters of the Audit Committee; the Compensation and Management Development Committee; the Corporate Governance and Nominating Committee; and the Technology, Quality and Regulatory Committee of the Board of Directors, Embecta’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at Embecta’s website at https://investors.embecta.com/corporate-governance/documents-charters. Printed copies of these materials, this Annual Report on Form 10-K, and Embecta’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, Embecta, 300 Kimball Dr., Suite 300, Parsippany, New Jersey 07054, telephone 862-401-0000. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
•Embecta’s business and operations are subject to risks related to climate change.
•Embecta's may be exposed to environmental, social and governance risks.
•Embecta's intellectual property and proprietary technology are material to its business operations and are subject to infringement and other risks.
•Breaches of Embecta’s information systems or cyberattacks could adversely affect our business.
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
•Embecta is subject to risks associated with public health threats, such as the COVID-19 pandemic, which could have a material adverse effect on Embecta's financial condition and results of operations.

Risks Related to the Separation and Distribution from BD
•Embecta has a limited history of operating as an independent company, and its historical financial information may not be a reliable indicator of its future results.
•Since the Separation, Embecta’s financial profile has changed, and it is a smaller, less diversified company than BD prior to the Separation.
•Embecta may not achieve some or all of the expected benefits of the Separation.
•In order to conduct its operations and meet its financial reporting and other obligations, Embecta relies on certain services provided by BD pursuant to the transaction documents entered into with BD in connection with the Separation, including the TSA and the LSA. If Embecta is unable to extend the services on the terms contemplated by the Extension or replace the services that BD currently provides to it on terms that are at least as favorable to Embecta as the terms on which BD is providing these services, or if BD otherwise terminates any of the services, Embecta’s business, financial condition and results of operations may be materially adversely affected. Following the end of the transition period, Embecta will be required to rebrand its products to remove the BD name, transfer or obtain new manufacturing, supply chain, regulatory and product licenses and registrations in the name of Embecta, which could adversely affect its ability to attract and maintain end users or which could result in delays or interruptions of Embecta's commercialization and distribution operations or the loss of customers or revenue, all of which could adversely affect its financial condition and results of operations.
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
•Embecta has incurred debt obligations that could adversely affect its business and profitability and its ability to meet other obligations.
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
The medical technology industry is subject to rapid technological change and frequent introduction of new products. The development of new or improved products, processes or technologies by other companies (such as new technologies to administer insulin) that provide better features, pricing, clinical outcomes or economic value may make Embecta’s existing or new products less competitive. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies, including oral anti-diabetic drugs, GLP-1s and GLP-1 combination products, for disease states (including diabetes) that may be delivered without a medical device, such as pen needles. Lower cost producers have also created pricing pressure, particularly in emerging markets. There can be no assurance that Embecta’s products will be commercially successful, and it is possible that its business will be adversely affected from time to time as a result of products developed by its competitors.
Consolidation among payers, retailers, wholesalers, healthcare systems, and other providers is resulting in greater purchasing power for these companies. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers. Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the demand for, and prices of, Embecta’s products.
Embecta generates a significant amount of its profits and cash flows from a few key products, and any events that adversely affect the sale or profitability of these products could have an adverse impact on Embecta’s sales, results of operations and cash flows.
Embecta’s ability to generate profits and operating cash flow depends largely upon the continued profitability of its key products, such as its pen needles and syringes. For example, for the fiscal year ended September 30, 2023, sales of pen needles (including both conventional and safety pen needles) accounted for $912 million, or 81%, of total net revenues. Any event that adversely affects the sale or profitability of this product could adversely affect Embecta’s sales, results of operations and cash flows. These adverse events could include a decrease in the demand for such products, the pressure to decrease the price of such products, any increase in costs of manufacturing such products or other supply chain disruptions, increased availability of competitive products, increased competition from the introduction of new products related to the treatment of diabetes or removal from the market of these products for any reason.
Technological breakthroughs in diabetes treatment or prevention may reduce demand for Embecta’s products.
The diabetes treatment industry is subject to technological change and product innovation. A number of companies and medical researchers are pursuing new ways to deliver insulin to patients, including insulin administration technologies that do not require the use of a needle, or to treat diabetes without the use of insulin or by delaying the use of insulin, such as oral anti-diabetic drugs, GLP-1s and GLP-1 combination products. If they are successful in developing and commercializing these technologies or treatment therapies, the demand for Embecta’s products could decline. Furthermore, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent diabetes. Any technological breakthroughs in diabetes prevention or treatment could decrease demand for Embecta’s products and have a material adverse effect on its business or results of operations.

Embecta obtains components, services and raw materials for its products from third parties, including BD. These third parties may fail to perform under their agreements with Embecta, or there may be a reduction or interruption in the manufacturing and supply of these components and raw materials. Any such failure to perform or a reduction or interruption in supply could have a material adverse effect on Embecta’s business and operations.
Embecta relies on a number of third parties to supply and manufacture the components, services and raw materials for its products. For example, in connection with the Separation and prior to the distribution, Embecta and BD entered into a cannula supply agreement, whereby BD sells to Embecta cannulas for incorporation into Embecta’s products for sale within the diabetes care sector. Cannulas are a component part of a wide variety of medical devices that use needles to deliver fluid into, or through which blood is drawn from, the body. BD retains ownership of all cannula production activities and all intellectual property rights of BD and its subsidiaries relating to cannula, the manufacture thereof and other critical cannula-related technology. Pricing under the cannula supply agreement is determined by BD based on several factors, including Embecta's yearly forecast, the cost of raw materials and other cost methodologies. The cannula supply agreement is terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the Separation. In the event of a change of control of Embecta, BD also has the right to terminate the cannula supply agreement. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if Embecta’s yearly forecast is below the required minimum purchase amount, and the parties will have other customary termination rights for material breach or bankruptcy of the other party. Embecta is also limited to a maximum number of cannulas that it can purchase under the cannula supply agreement. If BD fails to perform under this agreement or BD terminates this agreement in accordance with its terms and, in either case, Embecta cannot find a way to purchase cannula from another party or manufacture cannula, or if Embecta needs to purchase more cannula than it is permitted under cannula supply agreement, Embecta may have insufficient cannulas for its products, which could materially adversely affect Embecta’s business, financial condition or results of operations.
In addition, in connection with the Separation, Embecta and BD entered into a lease agreement for a manufacturing facility location in Holdrege, Nebraska that Embecta leases from BD and several contract manufacturing agreements where BD provides certain manufacturing services to Embecta. If BD is unable to perform under these arrangements, terminates certain services or modifies its operations and Embecta cannot find substantially similar alternatives to perform these services or is forced to change its operations as a result, Embecta may incur additional costs, delays or other deficiencies in its operations, which could materially adversely affect Embecta’s business, financial condition or results of operations.
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
Embecta may experience difficulties and delays inherent in manufacturing its products, such as failure of Embecta or its suppliers to comply with applicable regulations and quality assurance guidelines, which failures may lead to: manufacturing shutdowns or manufacturing delays; delays related to the construction of new facilities or the expansion of existing facilities; and other manufacturing or distribution problems, including changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements, changes in types of products produced and physical limitations that could affect supply. In addition, Embecta could experience difficulties or delays in manufacturing its products caused by natural disasters. Manufacturing difficulties can also result in product shortages, leading to lost sales and reputational harm. In addition, many of Embecta’s products require sterilization prior to sale. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. To the extent Embecta or third parties (including BD) are unable to sterilize Embecta’s products, whether due to lack of capacity, increased demand, regulatory requirements or changes or otherwise, Embecta may be unable to transition sterilization to other sites or modalities in a timely or cost effective manner, or at all, which could have an adverse impact on Embecta’s business.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. If these customers reduce the amount of product that they purchase from Embecta, reduce the amount that they are willing to pay for such products or increase charges to distribute such products, Embecta’s business, financial condition and results of operations could be adversely affected.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. For example, for the fiscal year ended September 30, 2023, gross sales to McKesson Corporation, Cardinal Health and Cencora, Embecta’s three largest distributors, together represented approximately 40% of Embecta’s worldwide gross sales. The costs charged by these and other distributors to distribute Embecta’s products is also subject to negotiation, and such distributors may propose increases in such charges from time to time. In addition, for the fiscal year ended September 30, 2023, direct gross sales to the five largest retail pharmacies for Embecta’s products together represented approximately 14% of Embecta’s worldwide gross sales. If any of Embecta’s largest customers reduce the amount of product that they purchase from Embecta, negotiate a reduced price for such products or increase the charges to distribute such products, each could have a material adverse effect on Embecta’s business, financial condition and results of operations.
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
In addition to the ongoing challenges faced across the United States, Embecta faces similar access, pricing and reimbursement trends outside of the United States. Although payers’ preferences for particular devices varies regionally, key foundational considerations for choice include: product specifications, clinical evidence demonstrating efficacy, positive clinical outcomes, investment in proper injection technique training for customers and patients, and pricing. Embecta is challenged to deliver new, innovative and differentiated products, along with price concessions, in markets outside of the United States, and price guarantees in these regions are critical to maintain access to key distributors and end users. For example, in EMEA (which includes Europe, the Middle East and Africa), the demand for medical devices that are paid out of pocket by the end user is limited. Access to these products is largely defined by the availability and size of government reimbursement, or, in a limited number of countries, the ability of manufacturers to negotiate reimbursement directly with insurance companies. In China, the most notable threat continues to be access through volume-based procurement and Group Purchasing Organizations ("GPOs"), with potential significant price erosion and cost containment within the healthcare landscape. These continued pricing pressures could adversely affect Embecta’s financial condition and results of operations.
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
•Embecta may not exercise sole decision making authority with respect to material development, regulatory submission, or commercial decisions under these collaborations, resulting in gridlock with its partners, and its collaborators may have economic or business interests or goals that are, or that may become, inconsistent with its business interests or goals;
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
Embecta believes that a significant portion of its sales will continue to be from independent distributors for the foreseeable future, and it is possible that the percentage of its sales from independent distributors could increase. None of Embecta’s independent distributors in the United States has been required to sell Embecta’s products exclusively, and each of them may freely sell the products of Embecta’s competitors. If Embecta is unable to maintain or expand its network of independent distributors, its sales may be negatively affected. For the fiscal year ended September 30, 2023, McKesson Corporation, Cardinal Health and Cencora, Embecta’s three largest distributors, together represented approximately 40% of Embecta’s worldwide gross sales. If any of Embecta's key independent distributors were to cease to distribute Embecta’s products or reduce their promotion of such products as compared to the products of Embecta’s competitors, Embecta may need to seek alternative independent distributors or increase its reliance on other independent distributors or its direct sales representatives, which alternative arrangements may not be sufficient to prevent a material reduction in sales of its products.

Embecta’s future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed or be successful.
A significant element of Embecta’s strategy is to increase revenue growth by focusing on innovation and new product development. For example, Embecta is currently working on developing an insulin patch pump focused on serving the needs of people with Type 2 diabetes. However, potential products are still in the product development phase, and Embecta has not yet submitted an application to the FDA seeking clearance for these products. In addition, even if Embecta submits an application to the FDA for clearance, there is no assurance that such clearance will be obtained or that Embecta will be able to market and sell such products successfully. New product development requires significant investment in research and development. The results of Embecta’s product development efforts may be affected by a number of factors, including Embecta’s ability to anticipate the needs of people with diabetes, successfully complete clinical trials, obtain regulatory clearance and approvals for its products, manufacture such products in a cost-effective manner, obtain appropriate intellectual property protection for such products, gain and maintain market acceptance of such products, secure distribution channels, and obtain access, coverage and reimbursement for such products. There can be no assurance that Embecta will be able to successfully develop or commercialize any products now in development or that Embecta may seek to develop or commercialize in the future.
If the third parties on which Embecta relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, or if market or clinical studies are unfavorable to its products in development, Embecta may not be able to obtain regulatory clearance or approval or commercialize its products.
Embecta relies on third parties, such as contract research organizations, medical institutions, clinical investigators, contract laboratories and other third parties, to conduct some of its clinical trials, human factors studies and pre-clinical investigations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to failure to adhere to the clinical protocols or regulatory requirements or for other reasons, Embecta’s pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and Embecta may not be able to obtain regulatory clearance or approval for, or successfully commercialize, its products on a timely basis, or at all, and Embecta’s business and operating results may be adversely affected. Furthermore, such third parties may experience delays in conducting such studies and trials for reasons outside of their control. In addition, Embecta faces the risk of potential unauthorized disclosure or misappropriation of its intellectual property by contract research organizations, which may reduce Embecta’s trade secret protection and allow its potential competitors to access and exploit its proprietary technology.
In addition, if future clinical trials fail to support the efficacy or safety of Embecta’s current or future products or if the data obtained from such studies are unfavorable or inadequate to support satisfactory conclusions about Embecta’s current or future products, Embecta’s sales may be adversely affected and may have a material adverse effect on its business, financial condition and results of operations. In addition, future clinical studies or other articles regarding Embecta’s existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than Embecta’s existing products or products in development or that any such product is not as effective as Embecta claims. Any of these events may negatively affect Embecta’s sales efforts and result in decreased revenue.
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
•trade protection measures and barriers, such as tariffs, and import and export licensing and control requirements;
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
In addition, the U.S. Foreign Corrupt Practices Acts (FCPA), the U.K. Bribery Act, and similar anti-corruption and anti-bribery laws enacted outside the United States generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Global enforcement of anti-corruption laws has increased substantially in recent years, with more enforcement proceedings by United States and foreign governmental agencies and the imposition of significant fines and penalties. Embecta’s international operations, which often involve customer relationships with foreign governments or government-sponsored healthcare systems, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, sales agents or distributors. Because Embecta does business in the U.K., the U.K. Bribery Act also extends to its interaction with public and private sector entities and persons outside the U.K., including in the United States. Embecta’s policies mandate compliance with these laws. Embecta operates in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite Embecta’s training and compliance programs, its internal control policies and procedures may not always protect Embecta from reckless or criminal acts committed by its employees or agents. Any alleged or actual violations of these laws may subject Embecta to government investigations and significant criminal or civil sanctions and other liabilities, including exclusion from government contracting, which could negatively affect our reputation, could disrupt Embecta’s business and have a material adverse effect on its results of operations, financial condition, and cash flow.
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
The departure of the United Kingdom from the European Union (“EU”) (commonly known as “Brexit”) on January 31, 2020 created uncertainties affecting business operations in the United Kingdom, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products

Embecta sells in these markets. Embecta could face increased costs, volatility in exchange rates, market instability and other risks as a result of Brexit.
The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of Embecta’s Information Technology systems, networks and product offerings, as well as the confidentiality, availability and integrity of Embecta’s data. In addition, the recent hostilities in Israel could develop to have a more widespread economic and geopolitical affect in the Middle East and Europe, and/or economic sanctions between or among countries, as well as general geopolitical issues in the Middle East. This may impact oil production capacity, oil prices, and disruptions in supply chain and shipping routes in the Middle East. These impacts may further cause increases in resin costs, as well as energy costs. If these conflicts develop beyond these areas or further intensify, they could have an adverse impact on Embecta’s business operations in the EU, the Middle East or other affected areas. Embecta is continuing to monitor the situations in Ukraine, Israel and globally as well as assess their potential impact on Embecta’s business, including impacts to suppliers and customers. Although operations in Russia, Ukraine and Israel do not currently constitute a material portion of Embecta’s business, a significant escalation or further expansion of the conflicts’ current scope or related disruptions to the global markets could have a material adverse effect on Embecta’s results of operations.
The U.S. Department of the Treasury’s Office of Foreign Assets Control, and the Bureau of Industry and Security at the U.S. Department of Commerce, administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, and transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Due to Embecta’s international operations, it is subject to such laws and regulations, which are complex, restrict its business dealings with certain countries and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts Embecta’s operations.
Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. Embecta has established procedures designed to assist with its compliance with such laws and regulations. However, Embecta has only limited experience dealing with these laws and regulations and it cannot guarantee that its procedures will effectively prevent it from violating these regulations in every transaction in which Embecta may engage. Any such violation could adversely affect Embecta’s reputation, business, financial condition and results of operations.
Embecta’s business and operations are subject to risks related to climate change.
The long-term effects of global climate change present risks to Embecta’s business and operations. Extreme weather, natural disasters or other conditions caused by climate change could adversely impact its supply chain and the availability and cost of raw materials and components, energy supply, transportation or other inputs required for the operation of its business. Such conditions could also result in physical damage to products, plants and distribution centers, or our suppliers' facilities, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. Additionally, increased environmental regulation, including to address climate change, may result in increases in the costs to operate its business or restrict certain aspects of its activities. These events could adversely affect Embecta’s operations and our financial performance.
Embecta's business could be negatively impacted by evolving regulations, policies and expectations relating to environmental, social and governance (ESG) initiatives, setting related goals, collecting data and disclosing related information.
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. A number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and operations. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders' evolving expectations and standards in areas including environmental stewardship, support for local communities, Board of Directors and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.
Foreign currency exchange rate, inflation, commodity price, energy and oil prices and supply, and interest rate fluctuations may adversely affect Embecta’s financial condition and results of operations.
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
The Russia and Ukraine conflict, the Israel-Hamas war and the growing geopolitical tensions between China and Taiwan, coupled with possible related supply chain shortages may affect the energy power and oil sector’s networks and ability to supply their customers, including Embecta. These disruptions may lead to manufacturing shutdowns, raw material and component shortages, supply chain and logistics constraints, project delays, loss of productivity, divergent product standards and regulations, trade policies, labor shortages, commodity shortages, and price increases, among others. Embecta relies on uninterrupted energy to power its manufacturing facilities and any disruption could adversely affect its operations. In addition, increases in energy and oil prices could increase the production, raw materials and other costs of Embecta’s operations and products.
Increases in interest rates may adversely affect the financial condition of Embecta’s distributors and suppliers, thereby adversely affecting their ability to buy Embecta’s products and supply the components or raw materials needed by Embecta, in each case adversely affecting Embecta’s financial condition or results of operations. If the United States Federal Reserve continues to raise the benchmark interest rate, then Embecta would expect the interest expense on its variable rate debt to increase in fiscal 2024. To the extent Embecta borrows under its revolving credit facility, it will also be subject to risks related to changes in interest rates.
Fluctuations in Embecta’s effective tax rate and changes to tax laws may adversely affect it.
As a global company, Embecta is subject to taxation in numerous countries, states and other jurisdictions. Embecta’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which it operates. In preparing its financial statements, Embecta estimates the amount of tax that will become payable in each of these jurisdictions and significant judgement is required in determining our worldwide provision for income taxes. Embecta’s effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in overall profitability, geographical mix of earnings before income taxes, tax discrete items that are not recurring in nature, and changes in tax laws, including potential proposed tax legislation. The Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. In December 2022, European Union member states agreed to adopt the OECD’s minimum tax rules, which are expected to begin going into effect in tax years beginning on January 1, 2024 or later. Certain other countries have enacted the law changes and other countries are considering changes to their tax laws; the impact of the changes will go into effect for the Company beginning in fiscal year 2025. The Company is evaluating the impact of these proposed and enacted changes. If any potential legislative proposals are ultimately enacted, they could materially impact Embecta’s tax provision, cash tax liability and effective tax rate. Any of these factors could cause Embecta to experience an effective tax rate significantly different from previous periods or its current expectations, which could have an adverse effect on its business, financial condition, results of operations and cash flows.

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
Embecta cannot be certain that its products, both existing and in development, do not and will not infringe issued patents or other intellectual property rights of third parties. Embecta may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the intellectual property rights of third parties. Patentability, invalidity, freedom-to-operate or other opinions may be required to determine the scope and validity of third-party proprietary rights. The nature of claims contained in unpublished patent filings around the world is unknown to Embecta and it is not possible to know which countries patent holders may choose for an extension of their filings under the Patent Cooperation Treaty or other mechanisms. Embecta may also be subject to claims based on the actions of employees and consultants with respect to the usage or disclosure of intellectual property learned at other employers. Any such claims, whether or not meritorious, could result in litigation and divert the time and attention of its management team. Consequently, Embecta is unable to guarantee that it will be able to manufacture, use, offer for sale, sell or import any of its commercial products or products in development in the event of an infringement action. If Embecta is found liable for infringement, it may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages or cease developing, making or selling certain products. Even if Embecta were able to obtain a license, the rights may be non-exclusive, which could potentially limit its competitive advantage. Ultimately, Embecta could be prevented from commercializing any products that it may commercialize or promote or be forced to cease some aspects of its business operations, if, as a result of actual or threatened patent infringement or other claims, it is unable to enter into licenses on acceptable terms. This inability to enter into licenses or the ability to exclude others from using proprietary rights could have a material adverse effect on Embecta’s reputation, business, financial condition or results of operations. Embecta may also need to redesign some of Embecta’s products or processes to avoid future infringement liability.
Breaches of Embecta’s information systems and cyberattacks aimed at accessing Embecta’s devices, products and services or related devices, products and services could have a material adverse effect on its operations.
Embecta faces various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure.  Some of Embecta’s products, and products in development may, include information systems that collect data, including sensitive medical information, regarding patients and patient therapy on behalf of Embecta’s customers and some connect to Embecta’s systems for maintenance and management purposes. Embecta uses its and certain third party, including BD's, information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement, supply chain, manufacturing, and accounts payable. In addition, Embecta uses enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax regulatory requirements. Embecta deploys defenses against such threats and attacks and works to secure the integrity of its data systems using techniques, hardware, and software typical of companies of its size and scope. Despite Embecta’s security measures, however, its information technology and infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with its normal use of its systems. They are also susceptible to breach due to employee error, malfeasance, or other disruptions. Embecta’s suppliers, distributors, contractors, service providers, and other third parties with whom it does business also could be subject to cyber threats and attacks that are similar in frequency and sophistication. In many cases, Embecta has to rely on the controls and safeguards put in place by these suppliers, distributors, contractors, service providers, including BD, and other third parties to defend against, respond to, and report these attacks. Many of Embecta’s information systems are cloud-hosted and managed by these third-party vendors, some of which may have access to confidential business, employee, healthcare professional, and/or customer information. Embecta’s information technology systems may also be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Any failure by Embecta to maintain or protect its information technology systems and data integrity, including from cyberattacks, intrusions, disruptions, or shutdowns, could result in the unauthorized access to customer data and personally identifiable information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise Embecta’s confidential or proprietary information and disrupt its operations. The potential impact of future cyber incidents can vary widely in severity and scale. This could also impact Embecta’s compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or civil litigation. There can be no assurance that the various procedures and controls Embecta utilizes to mitigate these threats will be sufficient to prevent disruptions to its systems, in part because (i) cyberattack techniques change frequently and, at times, new techniques are not recognized until launched, and (ii) cyberattacks can originate from a wide variety of sources. Embecta will continue to evaluate organization risk priorities and dedicate resources to protect against unauthorized access, and work to align to industry-leading cybersecurity frameworks to incorporate cybersecurity into its enterprise systems, manufacturing processes and products. Embecta’s results of operations could be adversely affected if these systems are interrupted or damaged or fail for any extended period.
In addition, medical devices are increasingly connected to the internet, healthcare networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. For example, Embecta is pursuing collaborations to enable the connectivity and interoperability of its insulin patch pump in development with third-party patient monitoring products, which may in turn be connected with the internet, healthcare networks and other medical devices. These same features may also increase cybersecurity risks and the risks of unauthorized access and use by third parties, as noted by the FDA’s warning that insulin pumps may have cybersecurity vulnerabilities and could be manipulated by hackers, causing danger to people with diabetes. As such, a cyberattack which intrudes, disrupts, or corrupts Embecta’s devices, products, and services, or related devices, products, and services could impact the quality-of-care patients receive or the confidentiality of patient information. Additionally, modifying or using any such devices, products, or services in a way inconsistent with Embecta’s FDA clearances and approvals may create risks to users and potential exposure to the company.
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
As of September 30, 2023, only certain employees, all outside of the United States and representing approximately 35% of our headcount (approximately 17% of those employees are in deferred closing countries), are represented by various unions, works council and other collective bargaining groups. As of September 30, 2023, approximately 48% of those employees within these groups have collective bargaining power. In addition, on January 1, 2023, the BD Shanghai, China employees transferred from the BD local legal entity to the Embecta local legal entity. Embecta Shanghai, China employees participate in unions, as required by China regulations, and as was established by BD prior to the transfer. As of September 30, 2023, these unions do not have collective bargaining agreements. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of Embecta’s employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect could be significant.

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
Embecta’s operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), import and export control, product safety and efficacy, employment, privacy, financial transparency, conflict minerals and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, such as taxes on fuel and energy, to mitigate the impacts of climate change, are becoming more stringent throughout the world, which may increase Embecta’s costs of operations or necessitate closures of or changes to its manufacturing plants or processes or those of its suppliers, or result in liability to Embecta. Embecta is also subject to various laws and regulations relating to the safety and effectiveness of medical devices, including relating to design, development and manufacturing, product traceability and record keeping procedures, product complaints, complaint reporting, recalls and field safety corrective actions, advertising and promotion and clinical trials and post-market studies with respect to its products. Failure to comply with these laws may result in enforcement actions by the FDA or other similar regulatory agencies and other liability to Embecta. The enactment of additional laws or changes in existing laws may increase compliance costs or otherwise adversely impact Embecta’s operations.
Embecta is also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of its devices, labeling regulations, and medical device reporting regulations. The last of these regulations requires Embecta to report to the FDA if its devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If Embecta fails to comply with present or future regulatory requirements that are applicable to it, it may be subject to enforcement action by the FDA, which may include any of the following sanctions:
•untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
•customer notification, or orders for repair, replacement, or refunds;
•voluntary or mandatory recall or seizure of our current or future products;
•administrative detention by the FDA of medical devices believed to be adulterated or misbranded;
•operating restrictions, suspension or shutdown of production;
•refusing our requests for 510(k) clearance of new products, new intended uses or modifications to Embecta’s current products;
•rescinding 510(k) clearance or suspending that have already been granted; or
•criminal prosecution.
In addition, the EU has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices, including in the area of labeling requirements, clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices (class I) since May 2021, and companies have until May 2024 to meet the requirements for medical devices with a valid conformity assessment certificate (class II and III). Complying with and maintaining devices under these regulations requires Embecta to incur significant expenditures. Additionally, the availability of EU notified body services certified to assist Embecta with validation of, and compliance with, the new requirements is limited, which may delay the marketing approval for some of Embecta's products under the EU MDR. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other non-EU regions that tie their product registrations to EU conformity requirements.
Healthcare reform may have a material adverse effect on Embecta’s financial condition and results of operations.
Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. In response to perceived increases in health care costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices Embecta is able to charge for its products or the amounts of reimbursement available for its products and could limit the acceptance and availability of its products.
The Patient Protection and Affordable Care Act (the “Affordable Care Act”) substantially changed the way healthcare is financed by both government and private insurers. It also encourages improvements in the quality of healthcare products and services and significantly impacts the United States pharmaceutical and medical device industries by, among other things, imposing certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance.
Embecta cannot predict at this time the full impact of the Affordable Care Act or other new legislation, agency priorities, rulemaking and healthcare reform measures from U.S. federal or state governments, foreign governments, or third-party payors that may be adopted or implemented in the future on Embecta’s financial condition, results of operations and cash flows. Although several legislative initiatives to repeal and replace the Affordable Care Act have been proposed, and legal challenges to the constitutionality of the Affordable Care Act or its component parts have been made, the nature and effect of any modification or repeal of, or legislative substitution for, the Affordable Care Act, or any court decision regarding the Affordable Care Act’s validity, is uncertain, and Embecta cannot predict the effect that any of these events would have on the longer-term viability of the act, or on Embecta’s financial condition, results of operations or cash flows. However, any changes that create stricter and more costly compliance obligations or lower reimbursement for Embecta’s products could materially and adversely affect its business, financial condition and results of operations. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for Embecta’s current and future products. These include changes that may reduce reimbursement rates for its products and changes that may be proposed or implemented by the current or future laws or regulations.
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
Embecta’s promotional materials and training methods must comply with applicable laws, regulations and regulatory authority’s rules and guidelines, including the FDA and the Federal Trade Commission (the “FTC”). If the FDA, the FTC or another regulatory agency determines that Embecta’s promotional or training material constitutes off-label, false or misleading, unfair or deceptive promotion of its products, it could request that Embecta modify its training or promotional materials or subject Embecta to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider Embecta’s promotional, educational or training materials to constitute off-label, false or misleading, unfair or deceptive promotion of its products, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, and reputational harm.
Embecta is subject to complex and evolving laws and regulations regarding privacy and data protection, many of which are subject to change and uncertain interpretation, which could result in claims, changes to its business practices, penalties, increased cost of operations or declines in user growth or engagement, or otherwise adversely affect its business.
Embecta is subject to complex and frequently changing laws in the United States and elsewhere regarding privacy and the processing, collection, use, storage and protection of personal information, and noncompliance with these laws could result in substantial fines or litigation. For instance, the EU has also adopted the General Data Protection Regulation (“GDPR”), which applies to personal data involved in Embecta’s operations in the EU or products and services that Embecta offers to EU users involving personal data. The GDPR contains a range of compliance obligations that could require Embecta to change its existing business practices policies, and significantly increases financial penalties for noncompliance.
In the state of California, the California Consumer Privacy Act (“CCPA”), which provides certain privacy rights and consumer protection for residents of the state became effective in 2020, and the California Privacy Rights Act, which amends and expands the CCPA, went into effect on January 1, 2023. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to delete the personal information it has collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. California’s and other states’ laws apply more broadly and now or in the future may reach data we hold that relates to employees and healthcare providers, not just customers. In addition, data security protection laws passed by the federal government and many states require notification to data subjects, including customers and others, when there is a security breach of personal data. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The effects of state data protection laws are significant and may cause Embecta to incur substantial costs and expenses to ensure ongoing compliance. If Embecta fails to comply with these regulations, it could be subject to civil sanctions, including fines and penalties for noncompliance.

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
A disruption at one of Embecta's facilities could adversely affect our business and operating results.
Although Embecta operates in multiple locations, manufacturing of its pen needles and syringes is conducted, and its components for such products are primarily stored, at its facilities in the United States, Ireland and China. Political or financial instability, currency fluctuations, the outbreak of pandemics such as COVID-19, labor unrest, transport capacity and costs, port security, supply chain disruptions, wars, weather conditions, natural disasters, or other events that could slow or disrupt port activities and affect foreign trade are beyond Embecta’s control and could materially disrupt its supply of product from any of these locations, increase its costs, and/or adversely affect its results of operations. Further, following the COVID-19 pandemic there may be increased pressure for United States medical device companies to reduce dependency on China for their supply chain and reevaluating nearshoring strategies. Embecta takes precautions to ensure that its third-party contractors and logistics entities safeguard Embecta’s assets, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in Embecta’s operations, damage or destroy its manufacturing equipment and/or inventory and cause it to incur additional expenses. The insurance Embecta maintains may not be adequate to cover its losses in any particular case. With or without insurance, damage to Embecta’s facility, manufacturing equipment, inventory or other property or to any of its suppliers, may have a material adverse effect on Embecta’s business, financial condition and results of operations.
A significant amount of Embecta’s inventories of finished goods is stored in distribution centers around the world, but primarily in various distribution centers in the United States and Europe. Embecta takes precautions to safeguard its facilities and data infrastructure. However, vandalism, terrorism, unplanned power outages, cyberattacks or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy Embecta’s inventories of component supplies and finished goods, cause substantial delays in its operations, result in the loss of key information, result in reduced sales, and cause Embecta to incur additional expenses. Embecta’s insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and its insurance carrier may deny coverage with respect to all or a portion of its claims. Regardless of the level of insurance coverage or other precautions taken, damage to Embecta’s facilities may have a material adverse effect on is business, financial condition and results of operations.
Insurance coverage may be inadequate or unavailable to cover any product liability losses Embecta incurs.
Embecta’s business exposes it to potential product liability claims that are inherent in the design, manufacture, testing, inspection, and sale of medical devices. Embecta is subject to product liability lawsuits alleging that component failures, manufacturing flaws, manufacturing defects, negligence in manufacturing, design defects, negligence in design, or inadequate disclosure of product-related risks, warnings, or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater after Embecta launches new products with new features or enters new markets where it has no prior experience selling its products and relies on newly-hired staff or new independent distributors or contractors to provide new customer training and customer support. In addition, the misuse of Embecta’s products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, regardless of any available insurance coverage, could cause Embecta to incur substantial costs, and could place a significant strain on its financial resources, divert the attention of management from Embecta’s core business, harm Embecta’s reputation and adversely affect its ability to attract and retain customers, any of which could have a material adverse effect on Embecta’s business, financial condition and results of operations.
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
Embecta is subject to risks associated with public health threats, such as the COVID-19 pandemic, which could have a material adverse effect on Embecta's financial condition and results of operation.
Embecta is subject to risks associated with public health threats, such as the COVID-19 pandemic. Public health threats have the potential to significantly impact Embecta’s supply chain if the manufacturing plants that produce its products, raw materials or product components, the distribution centers where Embecta manages its inventory or the operations of its logistics and other service providers, including third parties that sterilize its products, are disrupted, temporarily closed or experience worker shortages for a sustained period of time.
Embecta’s manufacturing sites in China, Ireland and the United States, where Embecta manufactures a significant amount of products, largely avoided any significant disruption due to the COVID-19 pandemic. However, notwithstanding that each of these communities has experienced a relative recovery in COVID-19 transmission and a lessening of restrictions related to COVID-19, a future outbreak of a public health threat, including COVID-19, at any of Embecta’s manufacturing sites in China, Ireland and/or the United States or in the surrounding communities, could lead to delays in the manufacturing of Embecta’s products, which could have a material adverse effect on Embecta’s business and results of operations.
Moreover, any resurgence in COVID-19 infections, including due to new variants of the virus for which current vaccines may not be effective, and public health measures could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination and treatment; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy, the timing, scope and effectiveness of U.S. and international governmental response, and the impact on the health, well-being and productivity of our employee. These could result in closures or other restrictions that significantly disrupt Embecta’s operations or those of distributors or suppliers in Embecta’s supply chain, which could adversely affect Embecta's financial condition.
Risks Related to the Separation from BD
Embecta has a limited history of operating as an independent company, and its historical financial information may not be a reliable indicator of its future results.
Certain historical information about Embecta in this Annual Report on Form 10-K refers to the diabetes care business as operated by and integrated with BD. Certain historical financial information of Embecta’s fiscal year 2022 included in this Annual Report on Form 10-K is derived from the accounting records of BD. Accordingly, certain historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved in previous fiscal years as a separate, publicly traded company during such periods or those that Embecta will achieve in the future primarily as a result of the factors described below:
•Generally, prior to the Separation, Embecta’s working capital requirements and capital for its general corporate purposes, including capital expenditures and acquisitions, were historically satisfied as part of the corporate-wide cash management policies of BD. On a going forward basis, Embecta’s results of operations and cash flows may be more volatile, and it may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•Prior to the Separation, Embecta’s business was operated by BD as part of its broader corporate organization, rather than as an independent company. BD or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. The historical financial results for the periods prior to the Separation reflect allocations of corporate expenses from BD for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.
•Embecta’s business shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with BD. While we have sought to minimize the impact on Embecta when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future. While Embecta has entered into transition agreements that govern certain commercial and other relationships between it and BD, those arrangements may not capture the benefits to Embecta's business that resulted from being integrated with the other affiliates of BD.
•Prior to the Separation, Embecta’s business utilized the advantage of BD’s overall size and scope to procure more advantageous arrangements. As a standalone company, Embecta may be unable to obtain similar arrangements to the same extent as BD did, or on terms as favorable as those BD obtained, prior to completion of the Separation.
•The cost of capital for Embecta’s business may be higher than when Embecta was integrated with BD and leveraged BD’s cost of capital.
•Other significant changes may occur in Embecta’s cost structure, management, effective tax rate, financing and business operations as a result of operating as a company separate from BD. For additional information about the past financial performance of its business and the basis of presentation of the historical combined financial statements, see Item 7 and Item 8 of this Annual Report on Form 10-K.
Since the Separation, Embecta’s financial profile has changed, and it is a smaller, less diversified company than BD prior to the Separation.
The Separation has resulted in Embecta being a smaller, less diversified company than BD. As a result, Embecta may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of Embecta’s revenues, costs, and cash flows has diminished as a standalone company, such that its results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. We also have less capital allocation efficiency and flexibility, as Embecta no longer has access to cash flows from BD to fund Embecta’s business.
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
In order to conduct its operations and meet its financial reporting and other obligations, Embecta relies on certain services provided by BD pursuant to the transaction documents entered into with BD in connection with the Separation, including the TSA and the LSA. If Embecta is unable to extend the services on the terms contemplated by the Extension or replace the services that BD currently provides to it on terms that are at least as favorable to Embecta as the terms on which BD is providing these services, or if BD otherwise terminates any of the services, Embecta’s business, financial condition and results of operations may be materially adversely affected.
In connection with the Separation, Embecta and BD entered into various agreements, including a Separation and Distribution Agreement, a TSA, an LSA, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, distribution agreements and other transaction agreements. See “Agreements Related to the Separation” in Item 1. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. Embecta relies on certain services provided by BD pursuant to the TSA, the LSA, and other transaction agreements entered into with BD in connection with the Separation, including with respect to information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, shared services infrastructure support and enterprise resource planning, accounting and reporting and other systems, in order to conduct its operations and meet its financial reporting and other obligations. Embecta and BD have agreed to extend certain services under the TSA, the LSA and other transaction agreements in a limited set of markets, subject to the condition described below, to support the Interim Business Continuity Processes. The Extension is being entered into to reduce potential operational disruptions related to certain services that BD currently provides to Embecta pursuant to the TSA, the LSA, and other transaction agreements, which Embecta has determined will likely not be fully replaced prior to April 1, 2024, the date by which several such services were to terminate prior to the Extension. The Extension is conditioned upon BD obtaining the Supplemental PLR. Although Embecta believes that BD will be able to obtain the Supplemental PLR, such process may be delayed, the Supplemental PLR may not be obtained, and there can be no assurance that the Supplemental PLR will be obtained by March 31, 2024, or at all. If the Extension does not occur, Embecta’s business, financial condition and results of operations would be adversely affected.
Embecta’s ability to effectively manage and operate its business depends significantly on the systems provided by BD. For example, Embecta currently relies upon BD to perform certain activities in markets in which it is unable to independently import, distribute, buy or sell certain products pending its receipt of required licenses, permits, and regulatory registrations. Embecta also relies on the services provided by BD to meet its financial reporting and other obligations. This includes relying on certain services from BD for material financial consolidation and reporting design and operation disclosure controls and procedures.
Once the TSA, the LSA, and other transaction agreements, or any extension thereto, expire or terminate, if Embecta is unable to extend or replace the services that BD currently provides to it under the TSA, the LSA and other transaction agreements, until it is able to extend such services, complete the steps necessary to perform these services itself or otherwise materially replace these services on substantially similar terms and conditions, Embecta may not be able to effectively operate its business or maintain effective financial and management controls and reporting systems. This could impair Embecta’s ability to effectively sell, distribute and commercialize its products, generate revenue, comply with local regulatory regulations, meet SEC reporting obligations and internal control over financial reporting, maintain its stock exchange listing, service its existing indebtedness and comply with the debt covenants under its existing indebtedness. Any such occurrence may have a material adverse effect on Embecta’s business, financial condition and results of operations.
In addition, Embecta may not be successful in timely, effectively or efficiently implementing these systems and services or in transitioning from BD’s systems to Embecta’s systems. Embecta will continue to engage in the process of creating its own, or engaging third parties separate from BD to provide, systems and services to replace many of the systems and services that BD currently provides to Embecta once the TSA, the LSA and other transaction agreements, or any extension thereto, expires or is terminated including, for example, information technology infrastructure, enterprise resource planning and other systems, logistics, employee, customer, vendor and accounting support services, distribution and regulatory support and services and accounting and reporting systems. Embecta expects this process to be complex, time-consuming and costly. Embecta may incur temporary interruptions in business operations if it cannot transition effectively from BD’s existing operating systems, logistics, distribution and regulatory support, databases and programming languages that support these functions to its own systems. The failure to implement the new systems and transition data successfully and cost-effectively could disrupt Embecta’s business operations, including preventing Embecta from paying suppliers and employees, receiving revenue from its customers, entering into new agreements, selling or delivering products in certain jurisdictions, complying with financial reporting and other obligations and performing administrative or other services on a timely basis, which could adversely affect Embecta’s financial condition and results of operations. In addition, Embecta’s costs for the operation of these systems may be higher than the amounts reflected in its historical combined financial statements.
Following the end of the transition period, Embecta will be required to rebrand its products to remove the BD name, transfer or obtain new manufacturing, supply chain, regulatory and product licenses and registrations in the name of Embecta, which could adversely affect its ability to attract and maintain customers and end users or which could result in delays or interruptions of Embecta's commercialization and distribution operations or the loss of customers and revenue, all of which could adversely affect its financial conditions and results of operations.
Embecta has historically marketed its products using the “BD” name and logo, which is a globally recognized brand with a strong reputation for high-quality products among people with diabetes and Embecta’s distributors. Under the terms of the agreements entered into with BD in connection with the Separation and Distribution, Embecta received a temporary license to use the “BD” and “Becton Dickinson” name and logo on its products and marketing, certain legal entities and relevant regulatory registrations. Following the expiration of this license, Embecta will be required to rebrand and update, as applicable, its products and marketing, manufacturing, supply chain, and regulatory registrations and licenses using the “Embecta” name or other names and marks and remove the “BD” name and logo on its products and marketing, registrations and licenses. These new names and brands may not benefit from the same recognition and association with product quality as the BD name, which could adversely affect Embecta’s ability to attract and maintain its customers and end users, who may prefer to use products with a stronger brand identity.
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
Embecta currently has approximately $1,636 million in aggregate principal amount of indebtedness outstanding as of September 30, 2023 (not including undrawn commitments of $500 million under its revolving credit facility). Embecta may also incur additional indebtedness in the future.
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
Under current United States federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. Under the tax matters agreement that Embecta entered into with BD, Embecta is restricted from taking certain actions that could prevent the distribution and certain related transactions from being tax-free for United States federal income tax purposes, or could result in certain other taxes to BD. In particular, under the tax matters agreement, for the two-year period following the Separation Date, as described in the section entitled “Agreements Related to the Separation,” in Item 1 of this Annual Report on Form 10-K, Embecta is subject to specific restrictions on its ability to pursue or enter into acquisition, merger, sale and redemption transactions with respect to Embecta stock. These restrictions may limit Embecta’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax matters agreement, Embecta may be required to indemnify BD and its affiliates against any tax-related liabilities incurred by them as a result of the acquisition of Embecta’s stock or assets, even if Embecta does not participate in or otherwise facilitate the acquisition, or as a result of certain other actions taken by Embecta. Furthermore, Embecta will be subject to specific restrictions on discontinuing the active conduct of its trade or business, the issuance or sale of stock or other securities (including securities convertible into Embecta stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. Such restrictions may reduce Embecta’s strategic and operating flexibility. For more information, see the section entitled “Agreements Related to the Separation” in Item 1 of this Annual Report on Form 10-K.
Embecta may be held liable to BD if it fails to perform under its agreements with BD, and the performance of such services may negatively affect Embecta’s business and operations.
In connection with the Separation, Embecta and BD entered into various Separation Agreements that provide for the performance of certain services by each company for the benefit of the other for a period of time after the Separation. If Embecta does not satisfactorily perform its obligations under these agreements, it may be held liable for any resulting losses suffered by BD, subject to certain limits. In addition, during the transition services periods under the transition services agreement, Embecta’s management and employees may be required to divert their attention away from its business in order to provide services to BD, which could adversely affect Embecta’s business.
Embecta’s agreements with BD may be on terms that are less beneficial to Embecta than the terms may have otherwise been from unaffiliated third parties.
The Separation Agreements were prepared in the context of the Separation while Embecta was still a wholly owned subsidiary of BD. Accordingly, during the period in which the terms of those agreements were prepared, Embecta did not have an independent Board of Directors or a management team that was independent of BD. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.
If there is a determination that the distribution or certain related transactions are taxable for United States federal income tax purposes, BD and its stockholders could incur significant tax liabilities, and Embecta could incur significant liabilities pursuant to its indemnification obligations under the tax matters agreement.
BD received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Separation and the Distribution will qualify as a transaction that is tax-free for United States federal income tax purposes under Sections 368(a)(1)(D), 355, and 361 of the Internal Revenue Code of 1986, as amended (the “Code”). It was a condition to the distribution that BD receive (i) a private letter ruling from the IRS, satisfactory to the BD Board of Directors, regarding certain United States federal income tax matters relating to the Separation and Distribution and (ii) an opinion of its outside tax counsel, satisfactory to the BD Board of Directors, regarding the qualification of the contribution of assets from BD to Embecta and the distribution, taken together, as a “reorganization” within the meaning of Sections

368(a)(1)(D) and 355 of the Code and such opinion has not been withdrawn or rescinded. The opinion of its outside tax counsel and the private letter ruling are based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of BD and Embecta, including facts, assumptions, representations, statements and undertakings relating to the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations and statements are or become inaccurate or incomplete, or if any such undertaking is not complied with, BD may not be able to rely on the opinion of its outside tax counsel or the private letter ruling, and the conclusions reached therein could be jeopardized. Further, the Extension is conditioned upon BD obtaining the Supplemental PLR.
Notwithstanding BD’s receipt of a private letter ruling from the IRS and the opinion of its outside tax counsel, the IRS could determine on audit that the distribution or certain related transactions are taxable for United States federal income tax purposes if it determines that any of the facts, assumptions, representations, statements and undertakings upon which the private letter ruling or the opinion was based are incorrect or have been violated, or if it disagrees with any of the conclusions in the opinion. Additionally, although Embecta believes that BD will be able to obtain the Supplemental PLR, such process may be delayed, the Supplemental PLR may not be obtained, and there can be no assurance that the Supplemental PLR will be obtained by March 31, 2024, or at all. Accordingly, notwithstanding BD’s receipt of a private letter ruling from the IRS and the opinion of its outside tax counsel, there can be no assurance that the IRS will not assert that the distribution or certain related transactions do not qualify for tax-free treatment for United States federal income tax purposes, or that a court would not sustain such a challenge. In the event the IRS were to prevail in such a challenge, BD and BD’s shareholders could incur significant tax liabilities.
Under the tax matters agreement that Embecta entered into with BD, Embecta generally is required to indemnify BD for any taxes incurred by BD that arise as a result of any representations made by Embecta being inaccurate or Embecta taking or failing to take, as the case may be, certain actions, including in each case those provided in connection with the private letter ruling from the IRS or the opinion of its outside tax counsel that result in the distribution and certain related transactions failing to qualify as tax-free for United States federal income tax purposes or result in certain other taxes to BD, which indemnity is also applicable in connection with the Extension. Any such indemnification could materially adversely affect Embecta’s financial condition, results of operations and cash flows. For a more detailed discussion, see “Agreements Related to the Separation” in Item 1 of this Annual Report on Form 10-K.
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
The closing of the transfer of certain assets related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at the Separation and may not occur due to local regulatory requirements. If Embecta is unable to obtain required approval of local regulators or otherwise comply with such local regulatory requirements to effect the Separation in these jurisdictions, it may be unable to obtain the assets that are intended to be allocated to Embecta as part of its separation from BD. A temporary suspension of manufacturing operations associated with the regulatory approvals and transitions, including for inspections, may be required. A temporary suspension of manufacturing operations has already been initiated in China. These temporary suspensions, and any unforeseen delays in the termination of any suspension, may ultimately impact Embecta’s ability to continuously supply its products to such jurisdictions and any other markets that receive such products. The failure to timely complete the transfer of these local assets or interruptions resulting from these foreign transfers could negatively affect Embecta’s business, financial condition, results of operations and cash flows.
Satisfaction of indemnification obligations could have a material adverse effect on Embecta’s financial condition, results of operations and cash flows.
Pursuant to the Separation and Distribution Agreement and certain other agreements Embecta entered into with BD in connection with the separation and distribution, BD agreed to indemnify Embecta for certain liabilities, and Embecta will agree to indemnify BD for certain liabilities as discussed further in “Agreements Related to the Separation” in Item 1 of this Annual Report on Form 10-K. Indemnities that Embecta will be required to provide BD could negatively affect Embecta’s business, particularly with respect to indemnities provided in the tax matters agreement.
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
We cannot predict the prices at which shares of Embecta common stock may trade. Given the competitiveness of the life sciences and medical device industry, the prices at which shares of Embecta common stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. This volatility could negatively impact Embecta’s ability to raise additional capital or utilize equity as consideration in any acquisition transactions Embecta may pursue, and could make it more difficult for existing stockholders to sell their shares of the common stock at a price they consider acceptable or at all. The market price of Embecta common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in Embecta’s operating results, including those associated with the Interim Business Continuity Processes;
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
•changes in the diabetes care landscape, including changes to consumer habits and market dynamics for means and methods of insulin delivery or alternative means of diabetes management without the use of insulin or by delaying the use of insulin; and
•domestic and worldwide economic conditions.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Embecta's corporate headquarters is located in Parsippany, New Jersey, USA. The Company also maintains secondary regional headquarters at leased office facilities in Eysins, Switzerland and Shanghai, China. The Company has a global research and development center in a leased office/lab facility located in Andover, Massachusetts, USA. Embecta has three manufacturing facilities located in Ireland, the United States, and China which occupy an aggregate of approximately 800,000 square feet of floor space. Due to certain regulatory requirements resulting in the delay of the local closing of the Separation in China, BD and its respective subsidiaries have agreed to hold the relevant Embecta assets in China for the use and benefit of Embecta and its respective subsidiaries entitled to such assets in this location and to manage and operate this business on behalf of Embecta in the ordinary course of business in accordance with the past practice of the Diabetes Care Business. Embecta and BD have agreed to defer this local affiliate closing at this location to the time when such regulatory approvals are received.
Item 3. Legal Proceedings.
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violations of United States and foreign health regulation and privacy laws and related regulations, as well as claims or litigation relating to product liability, intellectual property, breach of contract and tort, environmental, securities and employment matters. We operate in multiple jurisdictions and, as a result, claims in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we intend to defend vigorously against any pending or future claims and litigation, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. As of September 30, 2023, we were not a party to or subject to any material proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Embecta’s common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "EMBC". As of October 31, 2023, there were approximately 6,900 stockholders of record. This number does not include beneficial owners who hold Embecta's common stock in nominee or "street name" accounts through brokers or banks.
During the fiscal year ended September 30, 2023, Embecta did not repurchase any of its outstanding common stock.
Dividends
1.On December 20, 2022, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on January 11, 2023 to stockholders of record at the close of business on December 30, 2022.
2.On February 14, 2023, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on March 13, 2023 to stockholders of record at the close of business on February 27, 2023.
3.On May 12, 2023, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on June 13, 2023 to stockholders of record at the close of business on May 29, 2023.
4.On August 8, 2023, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on September 13, 2023 to stockholders of record at the close of business on August 25, 2023.
5.On November 21, 2023, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend is payable on December 15, 2023 to stockholders of record at the close of business on December 4, 2023.
Performance Graph
The following graph compares the cumulative total stockholder returns for the period from the Separation Date of April 1, 2022 to September 30, 2023 for (i) Embecta's common stock; (ii) the Nasdaq Composite Index; (iii) the Dow Jones U.S. Select Medical Equipment Index which is comprised of medical equipment companies; and (iv) the S&P Smallcap 600 Health Care Index. For the year ended September 30, 2023, the Company has elected to present the S&P Smallcap 600 Healthcare index for its peer group comparison. The Company believes that the holdings of this index more accurately reflect its peer companies. Since the Dow Jones U.S. Select Medical Equipment Index was presented in the prior year, it has also been presented in the current year for comparison purposes. The graph assumes an investment of $100 on April 1, 2022 through the last trading day of the year ended September 30, 2023. The calculation of cumulative stockholder return includes reinvestment of dividends in the common stock and in each index. The performance shown is not necessarily indicative of future performance.

Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not sell any unregistered equity securities during the three months ended September 30, 2023.
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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. As we approach our 100-year centennial, we believe that our products have become one of the most widely recognized and respected brands in diabetes management throughout the world. We estimate that our products are used by more than 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing supply chain and commercial footprint.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices, which are complemented by our proprietary digital application designed to assist people with managing their diabetes. Our conventional pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our conventional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety shield that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.

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
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. For periods prior to April 1, 2022, the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K included certain assets and liabilities that were historically held at the BD corporate level, but are specifically identifiable or otherwise allocable to the Diabetes Care Business.
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
Pricing Pressures. The increased scrutiny by regulators on healthcare spending, which accelerated in light of the COVID-19 pandemic, along with a shift towards volume-based procurement and group purchasing organizations, which generally values lower cost over product features, benefits and quality, have placed significant pressure on Embecta to lower price in both developed and emerging markets. These trends may reduce our operating margins, which are only partially offset by our ability to differentiate our products and sell at higher prices.
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
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral anti-diabetic drugs (e.g., SGLT-2s), GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products. New drug therapies in development are targeted to challenge the current diabetes treatment paradigm, including insulin use. Insulin therapy in developed markets continues to transition to infusion pumps.
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

We continue to monitor and respond to the escalating conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas war. As of November 29, 2023, there is no material impact to our business operations and financial performance in Ukraine and Israel. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor and respond to the conflicts and assess the related restrictions and other effects on our business. See Item 1A of this Annual Report on Form 10-K for further details.
In addition, our revenues and results of operations have been affected by various fluctuations in macroeconomic conditions and regulatory and policy changes, both on a global level and in particular markets, which include inflation and slowing economic growth and contractions, a rising interest rate environment, supply chain interruptions, tariff policy changes, volatility in capital markets and the availability of credit, tax rates and the rate of exchange between the United States dollar and foreign currencies. The nature and extent of the impact of these factors among others varies by region and remains uncertain and unpredictable and may affect our business.
Results of Operations
For a discussion of Results of Operations of fiscal year 2022 compared to fiscal year 2021 see our Annual Report on Form 10-K for the year ended September 30, 2022.
For the years ended September 30, 2023 and 2022, our Consolidated Statements of Income are as follows:

	2023	2022
Revenues	$1,120.8	$1,129.5
Cost of products sold	370.9	354.6
Gross Profit	749.9	774.9
Operating expenses:
Selling and administrative expense	341.3	294.8
Research and development expense	85.2	66.9
Impairment expense	2.5	58.9
Other operating expenses	99.4	44.7
Total Operating Expenses	528.4	465.3
Operating Income	221.5	309.6
Interest expense, net	(107.0)	(46.2)
Other income (expense), net	(8.8)	(6.8)
Income Before Income Taxes	105.7	256.6
Income tax provision	35.3	33.0
Net Income	$70.4	$223.6

Net Income per common share:
Basic	$1.23	$3.92
Diluted	$1.22	$3.89
Year Ended September 30, 2023 Summary (on a comparative basis)
Key financial results for the year ended September 30, 2023 were as follows:
•Revenue decreased by $8.7 million to $1,120.8 million from $1,129.5 million;
•Gross profit decreased by $25.0 million to $749.9 million, compared to $774.9 million. Gross profit as a percent of revenue was 66.9%, as compared to 68.6% in the prior year comparative period;
•Operating income decreased by $88.1 million to $221.5 million from $309.6 million; and
•Net income decreased by $153.2 million to $70.4 million from $223.6 million.

Revenues
Our revenues decreased by $8.7 million, or 0.8%, to $1,120.8 million for the twelve months ended September 30, 2023 as compared to revenues of $1,129.5 million for the twelve months ended September 30, 2022. The decrease in revenues was primarily driven by $26.5 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar and a $1.9 million decrease in contract manufacturing related to sales of non-diabetes products to BD. This was partially offset by $19.7 million of favorable changes in price and volume.
Revenues by geographic region are as follows:

	2023	2022
United States	$601.4	$600.3
International	519.4	529.2
Total	$1,120.8	$1,129.5
Cost of products sold
Cost of products sold increased by $16.3 million, or 4.6%, to $370.9 million for the year ended September 30, 2023 as compared to $354.6 million for the year ended September 30, 2022. Cost of products sold as a percentage of revenues were 33.1% for the year ended September 30, 2023 as compared to 31.4% for the year ended September 30, 2022. The increase in cost of products sold between periods was primarily driven by the impact of inflation on the costs of certain raw materials (including freight), direct labor, and overhead. The increase was also driven by higher costs associated with the Cannula Supply Agreement with BD post Separation. We intend to continue to work to improve productivity to help partially offset these increased costs.
Operating expenses in 2023 and 2022 were as follows:

			Increase
(Millions of dollars)	2023	2022	2023 vs. 2022
Selling and administrative expense	$341.3	$294.8	$46.5
% of revenues	30.5%	26.1%
Research and development expense	$85.2	$66.9	$18.3
% of revenues	7.6%	5.9%
Impairment expense	$2.5	$58.9	nm
Other operating expense	$99.4	$44.7	$54.7

nm = not meaningful
Selling and administrative expenses
Our selling and administrative expenses increased by $46.5 million, or 15.8%, to $341.3 million for the year ended September 30, 2023 as compared to $294.8 million for the year ended September 30, 2022. The increase year over year was primarily driven by an increase in compensation and benefit costs due to increased headcount attributed to the Separation and Embecta becoming a stand-alone publicly-traded company. Also contributing to the increase period over period were costs incurred attributed to the LSA with BD whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations.

Research and development expenses
Our research and development expenses increased by $18.3 million, or 27.4%, to $85.2 million for the year ended September 30, 2023 as compared to $66.9 million for the year ended September 30, 2022.
The increase was primarily attributed to increased investment in new products which includes our insulin patch pump as well as amounts paid in connection with a collaboration arrangement. For details on the collaboration arrangement refer to Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Impairment expenses
During the year ended September 30, 2023, the Company recorded impairment charges of $2.5 million related to the abandonment of certain manufacturing equipment in China that is no longer in use that were inherited as part of the spin from BD. These assets were previously included as a component of Machinery, equipment and fixtures within Property, Plant and Equipment in our Consolidated Balance Sheets in Item 8 of this Annual Report on Form 10-K. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.
During the year ended September 30, 2022, the Company recorded impairment charges of $58.9 million related to the abandonment of certain manufacturing production lines in the United States that are no longer expected to be completed. These assets were previously included as a component of Construction in progress within Property, Plant and Equipment in our Consolidated Balance Sheets in Item 8 of this Annual Report on Form 10-K. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.
Other operating expenses
We incurred other operating expenses of $99.4 million and $44.7 million for the years ended September 30, 2023 and 2022, respectively. The costs incurred primarily relate to accounting, auditing, and legal services, including costs to establish certain stand-alone corporate functions and other costs associated with the abandonment of certain manufacturing production lines discussed above. As we continue to stand-up various corporate functions as a stand-alone publicly-traded company, we expect to incur costs associated with the same type of activities in fiscal year 2024, however, we currently expect the amount of those costs to be less in fiscal year 2024 as compared to fiscal year 2023. During the year ended September 30, 2023, the Company recorded approximately $5.6 million of severance costs related to the optimization of certain business functions. These costs were primarily recorded in the U.S. and severance costs were not material to any comparable prior year periods presented.
Interest expense, net
Interest expense, net increased to $107.0 million for the year ended September 30, 2023, from $46.2 million for the year ended September 30, 2022 primarily as a result of debt having been outstanding for a longer period of time for fiscal year 2023 as compared to fiscal year 2022 and higher interest rates on our variable rate debt. This was offset by an increase in interest income of $8.8 million as a result of amounts held in interest bearing accounts and money market funds. If the United States Federal Reserve maintains interest rates at these levels, or continues to raise the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase in fiscal year 2024 as compared to fiscal year 2023. See "Liquidity and Capital Resources" below and Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net decreased by $2.0 million to $(8.8) million for the year ended September 30, 2023 as compared to $(6.8) million for the year ended September 30, 2022. The costs incurred primarily relate to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor.
Income tax provision
The increase in the Company's effective income tax rate for fiscal year 2023 as compared to fiscal year 2022 was primarily due to the establishment of a valuation allowance against interest expense carryforwards in the U.S., an increase in U.S. tax on foreign earnings primarily because of limitations on the utilization of foreign tax credits and higher withholding taxes on unremitted foreign earnings; partially offset by increased tax benefits from non-taxable items and change in geographical mix of earnings. In addition, for fiscal year 2023 the Company recorded a tax benefit for the establishment of net deferred tax assets incurred in connection with the ongoing separation of the Diabetes Care Business from BD partially offset by a return to provision adjustment from the prior year.
As of September 30, 2023, the Company has recorded deferred taxes on the undistributed earnings of foreign subsidiaries. The vast majority of these taxes were accrued, in part, because the Company does not meet certain holding period requirements for stock ownership. During fiscal year 2024, the Company anticipates that it will meet these requirements at which time approximately $18.0 million of the accrued balance as of September 30, 2023 will be recorded as a reduction to income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
For discussion on Liquidity and Capital Resources pertaining to the fiscal years 2022 and 2021 see our Annual Report on Form 10-K for the year ended September 30, 2022.
We believe that our cash and our cash equivalents and cash from operations, together with our borrowing capacity under our revolving credit facility, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares and additional growth opportunities for the foreseeable future. However, should it become necessary, we believe that our credit profile should provide us with access to additional financing in order to fund normal business operations, make interest payments, fund growth opportunities and satisfy upcoming debt maturities.
Debt-Related Activities
In February 2022, and in connection with the Separation, Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030 (the "5.00% Notes"). Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity. Interest payments began in August 2022.
In March 2022, Embecta entered into a credit agreement, providing for a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2023, no amount has been drawn on the Revolving Credit Facility.
Additionally, Embecta has outstanding $200.0 million of senior secured notes (the "6.75% Notes"), which carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity. Interest payments began in August 2022.
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2023, we were in compliance with all of such covenants. The credit agreement and the senior secured are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The following is a summary of Embecta's total debt outstanding as of September 30, 2023:

Term Loan	$935.8
5.00% Notes	500.0
6.75% Notes	$200.0
Total principal debt issued	$1,635.8
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(32.4)
Long-term debt	$1,593.9

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2023	$9.5
2024	9.5
2025	9.5
2026	9.5
2028	9.5
Thereafter	1,588.3
Certain measures relating to our total debt outstanding as of September 30, 2023 were as follows:

Total debt	$1,603.4

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	7.1%
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
Maturities of our finance lease and operating lease liabilities as of September 30, 2023 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2023	3.6	5.6	9.2
2024	3.7	3.6	7.3
2025	3.7	2.8	6.5
2026	3.8	2.2	6.0
2027	3.9	2.1	6.0
Thereafter	36.2	11.2	47.4
Total lease payments	$54.9	$27.5	$82.4
Factoring Agreements
In conjunction with the Separation, we entered into Trade Receivable Factoring Agreements (the "Factoring Agreements") with BD. Embecta owes BD a service fee calculated as 0.1% of annual revenues related to countries subject to the agreement, in exchange for the services provided by BD pursuant to the Factoring Agreements.
Access to Capital and Credit Ratings
In November 2023 and June 2023, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings of Ba3 and B+, respectively. These ratings remain unchanged from the initial published ratings from January 2022.

Cash and cash equivalents were $326.5 million as of September 30, 2023 as compared to $330.9 million as of September 30, 2022.
The primary sources and uses of cash that contributed to the $4.4 million decrease were:

September 30, 2022 Cash and cash equivalents balance	$330.9
Cash provided by operating activities	67.7
Cash used for investing activities	(26.5)
Cash used for financing activities	(48.7)
Effect of exchange rate changes on cash and cash equivalents	3.1
September 30, 2023 Cash and cash equivalents balance	$326.5
Net cash provided by operating activities was primarily attributable to:

Net income	$70.4
Non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, stock-based compensation, and deferred income taxes	77.3
Increase in accounts payable and accrued expenses	7.9
Decrease in trade receivables	7.0
Increase in inventories	(28.8)
Increase in amounts due from/due to Becton, Dickinson and Company	(23.2)
Increase in prepaid expenses and other	(14.2)
Decrease in income and other net taxes payable	(12.6)
Increase in other assets and liabilities, net	$(16.1)
Net cash provided by operating activities	$67.7
The increase in accounts payable and accrued expenses is primarily due to increases in net liabilities for deferred closing entities, which was offset by our annual incentive bonus payment in January 2023. The decrease in trade receivables primarily relates to the timing of payments received from customers. The increase in inventories is primarily driven by a concerted effort to build inventory to meet expected demand in anticipation of our enterprise resource planning ("ERP") system platform go-live dates and process to comply with European Union Regulation MDR. The increase in amounts due from/due to Becton, Dickinson and Company primarily relates to factored receivables and inventory purchases for which payment has not yet been collected from BD as of September 30, 2023. Increases in prepaid expenses and other are primarily driven by increased subscription contracts primarily associated with our new ERP platform and increases in net assets for deferred closing entities. The decrease in income and other net taxes payable was primarily due to the timing of required tax payments. The increase in other assets and liabilities, net is primarily due to costs capitalized associated with the implementation of our new ERP system. All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash used for investing activities was primarily attributable to $26.5 million of capital expenditures during the year to support further expansion of our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	(34.4)
Payments on long-term debt	(9.5)
Payments related to tax withholding for stock-based compensation	(3.6)
Payments on finance lease	(1.2)
Net cash provided by financing activities	$(48.7)

Contractual Obligations
Our contractual obligations as of September 30, 2023, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur significant costs associated with information technology infrastructure as we continue to transition to our own systems. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced.
As of September 30, 2023, total payments due for purchase obligations and lease obligations aggregate to approximately $227 million and $82 million, respectively, and will be expended over the next several years. Contractual obligations due within the next twelve months approximate $141 million related to purchase commitments and $9 million related to lease obligations.
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
Our gross revenues are subject to a variety of deductions, which include rebates, chargebacks, sales discounts and sales returns. These deductions represent estimates of the related obligations, and judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates are based upon prices determined under our agreements with the end-user customers. Additional factors considered in the estimate of our rebate liability include the quantification of inventory that is either in stock at or in transit to our distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates.
Stock-Based Compensation
We expense all stock-based payment awards to employees over the requisite service period based on the grant date fair value of the awards. The fair value of certain stock-based awards that have been granted in the past are determined using the Black-Scholes-Merton ("BSM") option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards.
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
Additional disclosures regarding our accounting for income taxes are provided in Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
•The risk that Embecta is unable to extend the TSA, the LSA, and other transaction agreements or replace the services, including the Interim Business Continuity Processes, that BD currently provides to it on substantially similar terms as the terms on which BD is providing these services or that BD terminates such services.
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
•Any new pandemic, such as COVID-19, or any geopolitical instability on Embecta’s business, including disruptions in its operations and supply chains.

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
•The risk that ongoing dis-synergy costs, costs of restructuring transactions and other costs incurred in connection with the Separation will exceed Embecta's estimates of these costs.
•The impact of the Separation on Embecta's businesses and the risk that the full Separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, including enterprise resource planning, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
•The risk that we may not complete strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth or strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under Item 1A, “Risk Factors,” or in our other filings with the SEC. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In addition to the items noted below, the information required by this item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 3, 12 and 15 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows.
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 15, Financial Instruments and Fair Value Measurements of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk as of September 30, 2023 relates primarily to our Term Loan. The interest rate is set at 300 basis points over the SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at September 30, 2023, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.4 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will also be subject to risks related to changes in SOFR. Refer to Note 12 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Embecta Corp (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Income Taxes

Description of the Matter
As described in Notes 3 and 14 to the consolidated financial statements, the Company’s provision for income taxes post-Separation contemplates its stand-alone legal entity structure. The Company’s income tax provision for 2023 was $35.3 million. In addition, as of September 30, 2023, the Company recorded a liability for unrecognized tax benefits of $7.2 million, and total deferred tax assets and liabilities of $78.1 million and $33.3 million, respectively.
Given the multi-jurisdictional nature of the business, the complexity of the tax rules across the various countries the Company operates in, and the stand-alone legal entity structure, auditing management’s accounting for uncertain tax positions required a high degree of auditor judgment and increased extent of effort, including the need to involve our tax subject matter professionals.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s evaluation of uncertain tax positions, including assessment of technical merits of positions. With the support of our tax subject matter professionals, our audit procedures included evaluating the appropriateness of transfer pricing assumptions underlying the income tax provision. For example, we developed an expectation of the foreign income tax expense by jurisdiction and compared it to the recorded balances. We involved our tax subject matter professionals to evaluate the technical merits of the Company’s accounting for its tax positions, including assessing correspondence with the relevant tax authorities and evaluating third-party advice obtained.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2021.
New York, New York
November 29, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Embecta Corp’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Embecta Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 29, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP
New York, New York
November 29, 2023

Consolidated Statements of Income
Embecta Corp.
Years Ended September 30

	2023	2022	2021

Revenues	$1,120.8	$1,129.5	$1,165.3
Cost of products sold(1)	370.9	354.6	364.9
Gross Profit	$749.9	$774.9	$800.4
Operating expenses:
Selling and administrative expense	341.3	294.8	240.3
Research and development expense	85.2	66.9	63.3
Impairment expense	2.5	58.9	—
Other operating expenses	99.4	44.7	4.8
Total Operating Expenses	$528.4	$465.3	$308.4
Operating Income	$221.5	$309.6	$492.0
Interest expense, net	(107.0)	(46.2)	—
Other income (expense), net	(8.8)	(6.8)	2.9
Income Before Income Taxes	$105.7	$256.6	$494.9
Income tax provision	35.3	33.0	80.1
Net Income	$70.4	$223.6	$414.8

Net Income per common share:
Basic	$1.23	$3.92	$7.28
Diluted	$1.22	$3.89	$7.28

(1)For periods prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. Refer to Note 4 for further detail.
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	45

Consolidated Statements of Comprehensive Income
Embecta Corp.
Years Ended September 30

	2023	2022	2021

Net Income	$70.4	$223.6	$414.8
Other Comprehensive Income (Loss), net of tax
Benefit plan net loss and prior service credit, net of amortization	(1.6)	—	—
Foreign currency translation adjustments	17.4	(64.2)	(8.9)
	$15.8	$(64.2)	$(8.9)
Comprehensive Income	$86.2	$159.4	$405.9
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	46

Consolidated Balance Sheets
Embecta Corp.
September 30

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$326.5	$330.9
Trade receivables, net (net of allowance for doubtful accounts of $1.0 million and $1.3 million as of September 30, 2023 and September 30, 2022, respectively)	16.7	22.2
Inventories:
Materials	32.1	23.4
Work in process	8.1	5.6
Finished products	111.9	93.8
Total Inventories	$152.1	$122.8
Amounts due from Becton, Dickinson and Company	142.4	110.9
Prepaid expenses and other	111.4	77.9
Total Current Assets	$749.1	$664.7
Property, Plant and Equipment, Net	300.2	301.6
Goodwill and Other Intangible Assets	24.7	24.6
Deferred Income Taxes and Other Assets	140.4	95.5
Total Assets	$1,214.4	$1,086.4
Liabilities and Equity
Current Liabilities
Accounts payable	$53.5	$41.4
Accrued expenses	118.1	104.3
Amounts due to Becton, Dickinson and Company	73.1	66.5
Salaries, wages and related items	62.1	48.5
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.6	3.6
Income taxes	33.6	27.2
Total Current Liabilities	$353.5	$301.0
Deferred Income Taxes and Other Liabilities	57.2	46.1
Long-Term Debt	1,593.9	1,598.1
Non Current Finance Lease Liabilities	31.5	32.6
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,333,353 as of September 30, 2023 and 57,055,327 as of September 30, 2022	0.6	0.6
Additional paid-in capital	27.9	10.0
Accumulated deficit	(541.1)	(577.1)
Accumulated other comprehensive loss	(309.1)	(324.9)
Total Equity	$(821.7)	$(891.4)
Total Liabilities and Equity	$1,214.4	$1,086.4
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	47

Consolidated Statements of Equity
Embecta Corp.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2020	—	$—	$—	$—	$833.8	$(261.6)	$572.2
Net income attributable to Diabetes Care Business	—	—	—	—	414.8	—	414.8
Other comprehensive loss, net of taxes	—	—	—	—	—	(8.9)	(8.9)
Net transfers to Becton, Dickinson and Company	—	—	—	—	(383.8)	—	(383.8)
Balance at September 30, 2021	—	—	—	—	864.8	(270.5)	594.3

Balance at October 1, 2021	—	—	—	—	864.8	(270.5)	594.3
Net transfers to Becton, Dickinson and Company including Separation adjustments	—	—	—	—	(390.3)	9.8	(380.5)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,012,925	0.6	—	(613.7)	613.1	—	—
Net consideration paid to Becton, Dickinson, and Company in connection with Separation	—	—	—	—	(1,266.0)	—	(1,266.0)
Net income attributable to Embecta Corp.	—	—	—	45.2	178.4	—	223.6
Other comprehensive loss, net of taxes	—	—	—	—	—	(64.2)	(64.2)
Stock-based compensation plans	—	—	10.0	—	—	—	10.0
Common dividends ($0.15 per share)	—	—	—	(8.6)	—	—	(8.6)
Issuance of shares related to stock-based compensation plans	42,402	—	—	—	—	—	—
Balance at September 30, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)

Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)
Net income attributable to Embecta Corp.	—	—	—	70.4	—	—	70.4
Other comprehensive loss, net of taxes	—	—	—	—	—	15.8	15.8
Stock-based compensation plans	—	—	21.5	—	—	—	21.5
Common dividends ($0.15 per share)	—	—	—	(34.4)	—	—	(34.4)
Issuance of shares related to stock-based compensation plans	278,026	—	(3.6)	—	—	—	(3.6)
Balance at September 30, 2023	57,333,353	$0.6	$27.9	$(541.1)	$—	$(309.1)	$(821.7)
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	48

Consolidated Statements of Cash Flows
Embecta Corp.
Years Ended September 30

	2023	2022	2021
Operating Activities
Net income	$70.4	$223.6	$414.8
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	32.6	31.7	38.3
Amortization of debt issuance costs	6.4	3.2	—
Impairment of property, plant and equipment	2.5	58.9	13.8
Stock-based compensation	21.5	18.7	12.8
Deferred income taxes	14.3	(26.5)	(2.8)
Change in operating assets and liabilities:			—
Trade receivables, net	7.0	122.7	(31.8)
Inventories	(28.8)	(23.4)	(18.0)
Due from/due to Becton, Dickinson and Company	(23.2)	(47.0)	—
Prepaid expenses and other	(14.2)	(44.0)	(11.5)
Accounts payable, accrued expenses and other current liabilities	7.9	76.9	40.2
Income and other net taxes payable	(12.6)	10.3	—
Other assets and liabilities, net	(16.1)	7.1	0.5
Net Cash Provided by Operating Activities	$67.7	$412.2	$456.3
Investing Activities
Capital expenditures	(26.5)	(23.6)	(36.8)
Acquisition of intangible assets	—	(0.4)	(2.4)
Net Cash Used for Investing Activities	$(26.5)	$(24.0)	$(39.2)
Financing Activities
Proceeds from the issuance of long-term debt	—	1,450.0	—
Payments on long-term debt	(9.5)	(4.8)	—
Payment of long-term debt issuance costs	—	(33.3)	—
Payment of revolving credit facility fees	—	(5.6)	—
Payments related to tax withholding for stock-based compensation	(3.6)	—	—
Payments on finance lease	(1.2)	(1.8)	—
Dividend payments	(34.4)	(8.6)	—
Net consideration paid to Becton, Dickinson and Company in connection with the Separation	—	(1,266.0)	—
Net transfers to Becton, Dickinson and Company	—	(177.9)	(417.1)
Net Cash Used for Financing Activities	$(48.7)	$(48.0)	$(417.1)
Effect of exchange rate changes on cash and cash equivalents	3.1	(9.3)	—
Net Change in Cash and cash equivalents	$(4.4)	$330.9	$—
Opening Cash and cash equivalents	330.9	—	—
Closing Cash and cash equivalents	$326.5	$330.9	$—
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	49

Notes to Consolidated Financial Statements
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
The Separation occurred by means of a pro-rata distribution (the "Distribution") of all of Embecta’s issued and outstanding shares of common stock on the basis of one share of Embecta common stock, par value $0.01 per share, for every five shares of BD common stock, par value $1.00 per share, held as of the close of business on March 22, 2023, the record date for the distribution. Embecta is now a standalone publicly traded company and, on April 1, 2022, regular-way trading of Embecta common stock commenced on the Nasdaq Global Select Market under the ticker symbol "EMBC".
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
v.stock-based compensation expenses (see Note 10).
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
BD utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Diabetes Care Business was routinely transferred into accounts managed by BD’s centralized treasury function and cash disbursements related to operations prior to the Separation were funded as needed by BD. Balances held by the Diabetes Care Business with BD for cash transfers and loans were reflected as Amounts due to Becton, Dickinson and Company prior to the Separation. All other cash and cash equivalents and related transfers between BD and the Diabetes Care Business were generally held centrally through accounts controlled and maintained by BD and were not specifically identifiable to the Diabetes Care Business. Accordingly, such balances were accounted for through Net Investment from Becton, Dickinson and Company. BD’s third-party debt and related interest expense were not attributed to the Diabetes Care Business because the business was not the legal obligor of the debt and the borrowings were not specifically identifiable to the business.
For the Diabetes Care Business, transactions with BD affiliates were included in the Consolidated Statements of Income and related balances were reflected as Amounts due to Becton, Dickinson and Company, Amounts due from Becton, Dickinson and Company or Related Party Loans Payable. Other balances between the Diabetes Care Business and BD were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded.
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
For periods prior to the Separation, income tax expense and tax balances in the Consolidated Financial Statements were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise. Management believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
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

Note 3 — Summary of Accounting Policies
Revenue Recognition
The Company recognizes revenue from product sales and considers performance obligations satisfied when the customer obtains control of the product, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. The Company acts as the principal in its customer arrangements and therefore records revenue on a gross basis. When arrangements include multiple performance obligations, the total transaction price of the contract is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The point in time upon which shipment or delivery occurs is the most faithful depiction of when control of the goods transfers to the customer. Variable consideration such as rebates, chargebacks, sales discounts, and sales returns are estimated and treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on contractual terms, historical practices and current trends, and are adjusted as new information becomes available. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities.
Additional disclosures regarding the Company’s accounting for revenue recognition are provided in Note 8.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Interest income on Cash and cash equivalents is recorded as earned.
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
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within Prepaid expenses and other and Deferred Income Taxes and Other Assets in the Company's Condensed Consolidated Balance Sheets. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, the Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. The total balance of capitalized costs associated with these arrangements as of September 30, 2023 is $38.0 million which primarily relates to the implementation of the Company's new enterprise resource planning ("ERP") system. These capitalized costs are included in Deferred Income Taxes and Other Assets. Costs amortized during fiscal year ended September 30, 2023 were not material to the Company's consolidated financial results. As of September 30, 2023, cloud computing arrangement assets in-service have useful lives which range from approximately three to nine years.
In 2022, the Company commenced on the process of building a new ERP system to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP will occur in phases. The first phase of the ERP system implementation began in the fourth quarter of 2023.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, 4 to 13 years for machinery and equipment and 1 to 20 years for leasehold improvements. Depreciation expense was $31.5 million in 2023, $31.0 million in 2022, and $37.2 million in 2021.
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
Capitalized Interest
The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the years ended September 30, 2023 and 2022, the Company capitalized $4.6 million and $5.2 million of interest expense, respectively, into Property, Plant and Equipment, Net and capitalized $0.9 million of interest expense into Deferred Income Taxes and Other Assets during the year ended September 30, 2023.
Advertising Costs
Advertising costs are expensed as incurred and included in Selling and administrative expense. The Company recorded advertising costs of $15.5 million, $11.6 million, and $9.3 million in 2023, 2022 and 2021, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. The Company has one reporting unit. Goodwill is evaluated for impairment as of July 1 each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company completed the annual goodwill impairment test as of July 1, 2023 and concluded that no impairment to goodwill was necessary as the fair value of the Company's one reporting unit was significantly in excess of the carrying value.
No goodwill impairments were identified during the years ended September 30, 2022, or 2021, and no accumulated impairment losses are recorded.
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
Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within selling and administrative expense. Shipping and handling costs were $36.9 million, $27.4 million, and $13.6 million in 2023, 2022, and 2021, respectively.
Contingencies
The Company establishes accruals for future losses which are both probable and can be reasonably estimated (and in the case of environmental matters, without considering possible third-party recoveries). Additional disclosures regarding the Company’s accounting for contingencies are provided in Note 7.
Stock-Based Compensation
Prior to the Separation, certain of the Company’s employees historically participated in BD’s stock-based compensation plans. Stock-based compensation expense was either allocated to the Company based on a proportionate cost allocation method or recorded based on specific identification. Effective April 1, 2022, the Company established the 2022 Employee and Director Equity Based Compensation Plan (the "Plan"). The Plan provides for the grant of various types of awards, including restricted stock unit ("RSU") awards, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and generally may not be less than

Dollar amounts are in millions except per share amounts or as otherwise specified.	53

the fair market value per share on that date. The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. For awards that ultimately settle in cash, we treat them as liability awards and mark the award to market each reporting period and recognize any adjustment in our Consolidated Statements of Income. The Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change (see Note 10).
Benefit Plans
Prior to the Separation, the defined benefit plans in which the Company participated related primarily to plans sponsored by BD and for which other businesses of BD also participate (the "Shared Plans"). The Company accounted for the Shared Plans as multiemployer plans and therefore the related assets and liabilities were not reflected in the Consolidated Balance Sheets. For such periods prior to the Separation, the Consolidated Statements of Income reflect a proportional allocation of net periodic benefit cost for the Shared Plans associated with the Company. The Company's participation in the defined pension and postretirement benefit plans sponsored by BD concluded upon the completion of the Separation on April 1, 2022. At and after Separation, Embecta became the plan sponsor for certain non-United States defined benefit pension plans (see Note 18).
Research and Development
Research and development costs are expensed as incurred.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates.
The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
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
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and introduced an additional United States tax on the earnings of non-United States subsidiaries which are referred to as Global Intangible Low Taxed Income (“GILTI”). The Company has elected to treat GILTI as a period cost.
Prior to the Separation, the Company's operations were included in the tax returns of BD. Income taxes as presented in the Consolidated Financial Statements attribute current and deferred income tax assets and liabilities of BD to the Company in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. The Company's income tax provision prior to the Separation was prepared using the separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
Additional disclosures regarding the Company's accounting for income taxes are provided in Note 14.
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
Fair Value Measurements
A fair value hierarchy is applied to prioritize inputs used in measuring fair value. The three levels of inputs used to measure fair value are detailed below. Additional disclosures regarding the Company’s fair value measurements are provided in Note 15.

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
Leases
The Company determines whether an arrangement contains a lease at inception. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability in the Company's Consolidated Balance Sheets and determine whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.
A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to Embecta by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that the Company is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.
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
For lease arrangements that are recognized on the Company’s Consolidated Balance Sheets, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain the Company will exercise the option.
Finance leases are recorded in Property, Plant and Equipment, Net, Current finance lease liabilities, and Non Current Finance Lease Liabilities and operating leases are recorded in Deferred Income Taxes and Other Assets, Accrued expenses, and Deferred Income Taxes and Other Liabilities in the Company's Consolidated Balance Sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses, including determining the allocation of shared costs and expenses from BD, depreciable and amortizable lives, sales returns and allowances, rebate accruals, restructuring costs, inventory reserves and taxes on income as reflected in the Consolidated Financial Statements. Actual results could differ from these estimates.
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

Supplemental Disclosures Of Cash Flow Information
Cash paid for interest related to debt during the year ended September 30, 2023 and 2022 was $111.0 million and $38.9 million, respectively. The Company did not have any debt outstanding during the year ended September 30, 2021. Cash paid for income taxes, net of refunds, for the years ended September 30, 2023 and 2022 was $30.4 million and $15.6 million, respectively. For the year ended September 30, 2021, the Company's current tax liabilities computed under the separate return method are considered to be effectively settled at the time the transaction is recorded, with the offset recorded against Net investment from Becton, Dickinson and Company.
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
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, human resources, procurement, quality and regulatory affairs, medical affairs, tax and treasury services. The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. The services will terminate no later than 24 months following the Separation, subject to the Extension. The Extension is conditioned upon BD obtaining a supplemental private letter ruling. The service recipient may terminate any services by giving prior written notice to the provider of such services and paying any applicable wind-down charges.
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

until either (1) certain governmental approvals needed to distribute products in the defined territory are obtained and order-to-cash processes and other services of the Company for such territory are migrated to an alternative commercial arrangement between the parties or (2) the applicable services are transitioned to a third-party distributor or independently performed by Embecta, but in any event no longer than the maximum term of two years, except certain such agreements may be extended in connection with the Extension. Embecta shall pay BD a return of 1.5% to 2.0% of net revenue for each territory.
•Cannula Supply Agreement - Embecta and BD entered into a cannula supply agreement whereby BD sells to Embecta cannulas for incorporation into Embecta's existing syringes and pen needles, safety syringes and safety pen needles, and products currently under development. BD retains ownership of all cannula technology, cannula production activities and the intellectual property rights therein. Embecta is limited to a maximum number of cannulas that it can purchase under the cannula supply agreement, which will be an absolute upper limit of cannulas per year and yearly limits that vary with annual demand. The cannula supply agreement is terminable by Embecta without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than five years from the Separation. The cannula supply agreement will be terminable by BD without cause by providing at least 36 months’ written notice; however, such termination can be effective no earlier than ten years from the Separation. However, in the event of a change of control of Embecta, BD has the right to terminate the cannula supply agreement in its sole discretion. The cannula supply agreement will also terminate automatically, subject to a 36-month wind-down period, if Embecta’s yearly forecast is below the required minimum purchase amount, and the parties have other customary termination rights for material breach or bankruptcy of the other party.
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
•Logistics Services Agreement - Embecta and BD entered into a logistics services agreement whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years, which BD has agreed to extend through March 31, 2024. Embecta will pay BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue (which will increase to 1.25% of net revenue after January 1, 2024).
•Other agreements that Embecta entered into with BD include, but are not limited to, the employee matters agreement ("EMA"), an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility located in Holdrege, Nebraska. See Note 17 for more information on the lease agreement for Holdrege.
As it pertains to the Distribution Agreements noted above, Embecta has determined it is the principal under these arrangements and is entitled to all the benefits, and is liable for all the risks, related to the inventory and receivables. Additionally, Embecta has latitude in pricing, has the ability to direct BD regarding decisions over inventory, and is responsible for all credit and collections risks and losses associated with the related receivables when there is no factoring agreement in place. As such, Embecta recognizes these sales on a gross basis.
The amount due from BD under the above agreements was $142.4 million at September 30, 2023 and is reflected in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $73.1 million at September 30, 2023 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at

Dollar amounts are in millions except per share amounts or as otherwise specified.	57

Separation. The transfers of the remaining relevant local assets and liabilities for these deferred countries are expected to close at a future date. As of September 30, 2023, the Company estimates that amounts due to BD related to certain assets and liabilities in deferred close jurisdictions is $29.7 million and are reflected in Accrued expenses. As of September 30, 2023, the Company estimates that amounts due from BD related to certain assets and liabilities in deferred close jurisdictions are $8.4 million and is reflected in Prepaid expenses and other.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of BD. The following disclosure summarizes activity between the Company and BD up to the Separation, including the affiliates of BD that were not part of the Separation.
For the years ended September 30, 2022 and 2021, cost of products sold from related party inventory purchases were $28.0 million and $40.6 million, respectively. For the year ended September 30, 2023 there were no cost of products sold from related party inventory purchases.
Corporate and Medical Segment Allocations from BD
Prior to the Separation, BD provided significant corporate, finance, human resources, information technology, facilities, and legal services, among others (collectively, “General Corporate Expenses”) to the Company. Some of these services continue to be provided by BD to the Company on a temporary basis under the TSA. For purposes of these Consolidated Financial Statements for the periods prior to the Separation, the General Corporate Expenses have been allocated to the Company.
The allocations of General Corporate Expenses are reflected in the Consolidated Statements of Income as follows:

	Year ended September 30,
	2022	2021
Cost of products sold	$2.3	$13.0
Selling and administrative expense	47.9	98.3
Research and development expense	3.5	5.2
Other (income) expense, net	(0.6)	(1.3)
Total General Corporate Expenses	$53.1	$115.2

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
Related party transactions
The following transactions represent activity in the ordinary course of business between the Company and BD prior to the Separation for certain materials for use in production of certain medical products that were not at arm’s length. The following table summarizes such former related party purchases as follows:

	Year ended September 30,
	2022	2021
Purchases from BD	$28.0	$40.6
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	58

The following table summarizes the components of the net transfers to BD as follows:

	Year ended September 30,
	2022	2021
Cash pooling and general financing activities(1)	$255.9	$599.5
Corporate and segment allocations, excluding non-cash stock-based compensation	(50.4)	(109.9)
Taxes deemed settled with BD	(16.2)	(72.5)
Other Separation related adjustments, net	(11.4)	—
Net transfers to BD as reflected in the Consolidated Statements of Cash Flows	177.9	417.1
Share-based compensation expense	(8.5)	(12.5)
Pension expense	(3.6)	(9.4)
Net consideration paid to BD in connection with the Separation	1,266.0	—
Related party senior secured notes	197.0	—
Other transfers to (from) BD, net	84.1	(11.4)
Net transfers to BD	$1,712.9	$383.8

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Related Party Senior Secured Notes
On March 31, 2022, Embecta issued $200.0 million of senior secured notes to BD (the "Related Party Notes"). The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As of April 1, 2022 the Related Party Notes were reclassified to Long-Term Debt in the Consolidated Balance Sheets as the Related Party Notes are third party debt for periods post Separation. Refer to Note 12 for further information.
Note 5 — Collaboration Agreement
In March 2023, the Company entered into a collaboration agreement with a third-party to develop and commercialize an interoperable automated glycemic controller ("iAGC") to complement the Company's insulin patch pump currently in development. The Company believes that both parties are active participants in the operating activities of the collaboration and exposed to certain risks and rewards depending on commercial success. The transaction included an upfront payment of $2.5 million for project costs, which was expensed to Research and development expense during the year ended September 30, 2023. Upon successful commercialization of the iAGC, the Company will be responsible for the sales and marketing effort and would pay a royalty to the third-party based on future product sales to customers. The Company expects that it will be the principal in the end customer sale and 100% of product sales will be included in Revenues and any royalty payments and continued project costs after commercialization will be included in Cost of products sold as they are incurred.
Note 6 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $92.7 million, $44.7 million, and $4.8 million during the years ended September 30, 2023, 2022, and 2021, respectively. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, supply chain, employee retention, the implementation of the Company's new ERP system, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity.
During the year ended September 30, 2023, the Company recorded approximately $5.6 million of severance costs related to the optimization of certain business functions. These costs were primarily recorded in the U.S. and severance costs were not material to any comparable prior year periods presented. Liabilities for costs associated with these activities were not material to any period presented. For the years ended September 30, 2022, and 2021 severance costs were not material to the Company's Consolidated Statements of Income.

Dollar amounts are in millions except per share amounts or as otherwise specified.	59

Note 7 — Contingencies
The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, product liability, breach of contract and tort, intellectual property, product liability, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters and when warranted, take legal action against others. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.
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
The Company was not a party to any material legal proceedings at September 30, 2023 or September 30, 2022, nor is it a party to any material legal proceedings as of the date of issuance of these Consolidated Financial Statements.
Note 8 — Revenues
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
The Company’s liability attributed to variable consideration at September 30, 2023 and September 30, 2022 was $36.4 million and $43.8 million, respectively. Sales deductions recorded as a reduction of gross revenues for the years ended September 30, 2023, 2022 and 2021 were $411.1 million, $336.4 million, and $298.7 million respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region is provided within Note 9.
Contract Assets and Liabilities
The Company does not have contract liabilities. Contract assets consist of the Company’s right to consideration that is conditional upon its future performance pursuant to private label agreements and are presented within Prepaid expenses and other in the Consolidated Balance Sheets.
The Company’s contract asset balance was $1.2 million as of each of September 30, 2023 and 2022.
Note 9 — Segment and Geographical Data
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

Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes its large and small key account managers that call on payers, retailers, wholesalers and institutional customers, and field-based territory managers that call on health care providers and pharmacies. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Asia, the Company has distribution agreements and in China, the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography as management believes this category best depicts how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Year ended September 30,
	2023	2022	2021
United States	$601.4	$600.3	$609.4
International(1)	519.4	529.2	555.9
Total	$1,120.8	$1,129.5	$1,165.3

(1)For the years ended September 30, 2023, 2022, and 2021 no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 10 — Stock-Based Compensation
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
As of Separation Date and Periods Post Separation
In connection with the Separation, and in accordance with the EMA, Embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. As a result of the award modification, Embecta will incur $6.1 million of incremental stock-based compensation expense. Of this amount, $1.8 million and $2.3 million was recognized during the year ended September 30, 2023 and 2022, respectively. $2.0 million will be recognized at a future date over the awards' remaining vesting period.
Effective April 1, 2022, Embecta established the Plan. A total of 7,000,000 shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including RSU awards, SARs, stock options, performance-based awards and other stock-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally SARs have a term of ten years and a three or four year vesting period, subject to limited exceptions.
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
Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the years ended September 30, 2023, 2022, and 2021 and the respective income tax benefits recognized by the Company in the Consolidated Statements of Income are as follows:

	2023	2022	2021
Cost of products sold	$2.2	$2.3	$2.7
Selling and administrative expense	18.1	14.6	7.8
Research and development expense	1.6	1.8	2.3
Total Stock-Based Compensation Expense	$21.9	$18.7	$12.8
Tax benefit associated with stock-based compensation costs recognized	$2.7	$2.9	$2.8
The following table summarizes the Company's total stock-based compensation expense by classification of award:

	2023	2022	2021
Equity Awards	$21.5	$18.7	$12.8
Liability Awards	0.4	—	—
Total	$21.9	$18.7	$12.8
The following table summarizes the Company's total stock-based compensation expense by award type for the years ended September 30, 2023 and 2022, subsequent to the Separation:

	2023	2022
Time-Vested Restricted Stock Units (TVUs)	$16.2	$6.6
Performance-Based Restricted Stock Units (PSUs)	1.0	—
Stock Appreciation Rights (SARs)	4.7	3.7
Total	$21.9	$10.3
Time Vested Restricted Stock Units
During the year ended September 30, 2023, Embecta granted 680,281 RSUs in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all TVUs is based on the market value of the Company’s stock on the date of grant.

Dollar amounts are in millions except per share amounts or as otherwise specified.	62

A summary of TVUs outstanding as of September 30, 2023 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	977.5	$28.34
Granted	680.3	31.00
Distributed*	(386.6)	28.07
Forfeited, canceled or expired	(82.4)	29.47
Nonvested at September 30	1,188.8	$29.42
Expected to vest at September 30	1,134.6	$29.39

*The amounts distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the years 2023 and 2022 are as follows:

	2023	2022
Weighted average grant date fair value of units granted	$31.00	$31.23
The total fair value of TVUs vested during the years 2023 and 2022 was as follows:

	2023	2022
Total fair value of units vested	$10.9	$1.6
At September 30, 2023, the weighted average remaining vesting term of TVUs is 1.5 years.
Performance Based Restricted Stock Units
During the year ended September 30, 2023, Embecta awarded 244,192 RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. For a portion of these awards, the Company has identified certain performance metrics and targets that will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. PSUs cliff vest on the third anniversary after grant date. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all PSUs is based on the market value of the Company’s stock on the date of grant.
A summary of PSUs outstanding as of September 30, 2023 and changes during the year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	—	$—
Granted	61.0	30.24
Distributed	—	—
Forfeited, canceled or expired	(3.2)	30.24
Nonvested at September 30	57.8	$30.24
Expected to vest at September 30	54.6	$30.24
The weighted average grant date fair value of PSUs granted during 2023 is as follows:

Weighted average grant date fair value of units granted	$30.24
At September 30, 2023, the weighted average remaining vesting term of PSUs is 2.2 years.

Dollar amounts are in millions except per share amounts or as otherwise specified.	63

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
In connection with the SARs granted during 2022, the Company used the BSM to determine the fair value of the SARs as of the grant date. In applying this model, the Company uses both historical data and current market data to estimate the fair value of its SARs. The expected dividend yield is based on forecasted patterns of dividend payments. The risk-free interest rate is based on the rate at grant date of zero-coupon United States Treasury Notes with a term equal to the expected term of the SAR. Expected volatility is estimated using historical volatility. Due to the lack of trading history of Embecta's stock at the time of valuation efforts, the historical component of expected volatility is based on historical monthly price changes of the peer group within the industry. BD's historical data for Embecta employees was used to estimate equity award exercise and employee termination behavior within the valuation model. The expected term represents the amount of time that SARs granted are expected to be outstanding based on historical and forecasted exercise behavior. The weighted average fair value of SARs was determined using the following assumptions:

2022
Risk-free interest rate	2.5%
Expected volatility	37.8%
Expected dividend yield	2.9%
Expected life	6.5
Fair value per SAR	$9.38

A summary of SARs outstanding as of September 30, 2023 and changes and changes during the year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,916.7	$28.98
Granted	—	—
Exercised*	(25.1)	21.98
Forfeited, canceled or expired	(59.9)	$29.53
Balance at September 30	1,831.7	$29.06	7.7	$—
Vested and expected to vest at September 30	1,740.8	$29.05	7.7	$—
Exercisable at September 30	179.1	$26.96	6.3	$—

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
A summary of SARs exercised during the years 2023 and 2022 is as follows:

	2023	2022
Total intrinsic value of SARs exercised	$0.3	$0.1
Total fair value of SARs exercised	$0.6	$6.1
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards as of September 30, 2023, is approximately $28.2 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.8 years. At September 30, 2023, 3.4 million shares were authorized for future grants under the Plan.

Dollar amounts are in millions except per share amounts or as otherwise specified.	64

Note 11 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	Weighted Average Amortization Period (Years)	September 30, 2023	September 30, 2022
Amortized intangible assets
Patents – gross	12.2	$10.6	$9.4
Less: accumulated amortization		(4.5)	(3.9)
Patents – net		$6.1	$5.5
Customer Relationships and Other – gross	5.8	$5.4	$5.2
Less: accumulated amortization		(2.4)	(1.8)
Customer Relationships and Other – net		$3.0	$3.4
Total amortized intangible assets		$9.1	$8.9
Goodwill		15.6	15.7
Total Goodwill and Other Intangible Assets		$24.7	$24.6
Intangible asset amortization expense was $1.2 million for the year ended September 30, 2023, $0.7 million for the year ended September 30, 2022 and $0.3 million for the year ended September 30, 2021, respectively. The estimated intangible asset amortization expense for each of the fiscal years ended September 30, 2024 through 2028 is expected to approximate $1.1 million per year and $3.6 million for years subsequent thereafter.
Note 12 — Long-Term Debt
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
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2023, no amount has been drawn on the Revolving Credit Facility.

Dollar amounts are in millions except per share amounts or as otherwise specified.	65

The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% Notes and 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens.
The following is a summary of Embecta's total debt outstanding as of September 30, 2023:

Term Loan due March 2029	$935.8
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,635.8
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(32.4)
Long-term debt	$1,593.9
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2023	$9.5
2024	$9.5
2025	$9.5
2026	$9.5
2027	$9.5
Thereafter	$1,588.3
The estimated fair value of long-term debt (including current portion) at September 30, 2023 was $1,474.2 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,603.4 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 13 — Earnings per Share
On April 1, 2022, the date of the Separation, 57,012,925 shares of Embecta's common stock, par value $0.01 per share, were distributed to BD shareholders of record as of March 22, 2022, the record date of the distribution. This share amount is utilized for the calculation of earnings per basic and diluted common share for all periods presented prior to the Separation.
In connection with the Separation, and in accordance with the EMA, Embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation (see Note 10 for additional details).
The calculation of earnings per basic and diluted common share for the years ended September 30, 2023, 2022 and 2021 were as follows:

Dollar amounts are in millions except per share amounts or as otherwise specified.	66

($ in millions and shares in thousands, except per share amounts)	2023	2022	2021
Net Income attributable to Embecta	$70.4	$223.6	$414.8

Basic weighted average number of shares outstanding	57,248	57,024	57,013
Stock awards and equity units (share equivalent)	510	437	—
Diluted weighted average shares outstanding	57,758	57,461	57,013

Earnings per common share - Basic	$1.23	$3.92	$7.28
Earnings per common share - Diluted	$1.22	$3.89	$7.28
For periods prior to the Separation, it is assumed that there were no dilutive equity instruments as there were no equity awards of Embecta outstanding prior to the Separation.
For periods subsequent to the Separation, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For both 2023 and 2022, 1.8 million of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
Note 14 — Income Taxes
Income (Loss) Before Income Taxes
The components of Income Before Income Taxes for the years ended September 30 consisted of:

	2023	2022	2021
Domestic	$(100.9)	$(29.1)	$87.5
Foreign	206.6	285.7	407.4
Income before income taxes	$105.7	$256.6	$494.9
Provision (benefit) for Income Taxes
The provision (benefit) for income taxes for the years ended September 30 consisted of:

	2023	2022	2021
Current:
Federal	$2.6	$20.4	$19.2
State	(0.8)	3.4	4.3
Foreign	19.2	35.7	59.4
	$21.0	$59.5	$82.9
Deferred:
Federal	$5.9	$(31.1)	$(1.3)
State	0.7	(4.6)	(0.3)
Foreign	7.7	9.2	(1.2)
	$14.3	$(26.5)	$(2.8)
Income tax provision	$35.3	$33.0	$80.1
The Company's income tax provision for the first half of 2022 and the year ended September 30, 2021 were prepared using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
For a portion of fiscal year 2022 and all periods prior to the Separation, the Company’s domestic and foreign operations were included in BD’s domestic consolidated and foreign tax returns, and payments to all tax authorities were made by BD on the Company’s behalf. The Company filed its own foreign tax return and made its own foreign tax payments in Ireland. The Company’s current tax liabilities computed under the separate return method were considered to be effectively settled in the consolidated financial statements at the time the transaction was recorded, with the offset recorded against Net parent investment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	67

Tax Rate Reconciliation
A reconciliation of federal statutory tax rate to the Company's effective income tax rate was as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	—	(0.8)	0.7
Foreign income tax at rates other than 21%	(17.3)	(7.0)	(6.1)
US tax on foreign earnings	12.5	0.2	0.5
Taxes on unremitted foreign earnings	11.1	3.2	—
Tax reserves	(0.4)	(1.8)	0.5
Valuation allowances	14.0	—	—
Tax credits	(1.5)	(0.7)	(0.4)
Nontaxable items	(8.6)	(1.1)	—
Nondeductible compensation	2.5	—	—
Other, net	0.1	(0.1)	—
Effective income tax rate	33.4%	12.9%	16.2%

The increase in the Company's effective income tax rate for fiscal year 2023 as compared to fiscal year 2022 was primarily due to the establishment of a valuation allowance against interest expense carryforwards in the U.S., an increase in U.S. tax on foreign earnings primarily because of limitations on the utilization of foreign tax credits and higher withholding taxes on unremitted foreign earnings; partially offset by increased tax benefits from non-taxable items and change in geographical mix of earnings. For fiscal year 2023, the Other, net included a tax benefit for the establishment of net deferred tax assets incurred in connection with the ongoing separation of the Diabetes Care Business from BD, partially offset by a return to provision adjustment from the prior year.
The decrease in the Company's effective income tax rate for fiscal year 2022 as compared to fiscal year 2021 was primarily due to the change in geographical mix of earnings and favorable unrecognized tax benefits recorded in fiscal year 2022; partially offset by tax expense that have been provided on undistributed earnings of foreign subsidiaries.

Dollar amounts are in millions except per share amounts or as otherwise specified.	68

Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2023	2022
Deferred tax assets:
Compensation and benefits	$9.7	$8.6
Accruals and reserves	9.1	10.3
Intangibles	24.6	26.2
Property, plant and equipment	11.7	19.0
Capitalized research and development expenses	16.6	7.0
Leases	12.9	9.7
Interest expense carryforwards	16.4	—
Tax loss and credit carryforwards	6.6	0.5
Other	2.1	5.4
Gross deferred tax assets before valuation allowance	$109.7	$86.7
Valuation allowance	$(31.6)	$(10.4)
Total deferred tax assets	$78.1	$76.3

Deferred tax liabilities:
Taxes on unremitted foreign earnings	(20.5)	(8.2)
Right of use asset	(12.8)	(9.5)
Total deferred tax liabilities	$(33.3)	(17.7)
Net deferred tax assets (liabilities) (i)	$44.8	$58.6
i.Net deferred tax assets are included in Deferred Income Taxes and Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities in the Consolidated Balance Sheets.
Deferred tax assets and liabilities are netted in the Consolidated Balance Sheets by separate tax jurisdictions.
As of September 30, 2023 and September 30, 2022, the Company has recorded deferred taxes on undistributed earnings of foreign subsidiaries. The vast majority of these taxes were accrued, in part, because the Company does not meet certain holding period requirements for stock ownership. During fiscal year 2024, the Company anticipates that it will meet these requirements at which time approximately $18.0 million of the accrued balance as of September 30, 2023 will be recorded as a reduction to income tax expense.
As of September 30, 2023 the Company has recorded valuation allowances of $31.6 million due to the uncertainty that exists regarding future realizability of certain deferred tax assets primarily for interest expense carryforwards in the U.S. related to limitations on the annual deductibility of such interest, state net operating losses, state tax credits and deferred tax assets related to certain foreign manufacturing operations.
As of September 30, 2022, the Company has recorded valuation allowances of $10.4 million for deferred tax assets related to certain foreign manufacturing operations.
The approximate tax reduction related to a tax holiday in Switzerland in which the Company does business is $2.1 million and $0.04 impact on diluted earnings per share in fiscal year 2023. The tax holiday will expire in 2026.
Tax loss and credit carryforwards consist of approximately $1.0 million of state income tax credit carryforwards and $5.6 million net operating loss carryforwards in various jurisdictions. Approximately $1.0 million of net operating loss carryforwards will not expire and the remaining carryforwards expire in varying amounts from 2028 through 2042.

Dollar amounts are in millions except per share amounts or as otherwise specified.	69

Unrecognized Tax Benefits
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled.

	2023	2022	2021
Balance at October 1	$5.7	$16.0	$14.5
Increase due to current year tax positions	5.0	1.0	1.3
Increase due to prior year tax positions	3.7	—	0.3
Decrease due to prior year tax positions	(0.3)	(6.7)	—
Decrease due to settlements with tax authorities	—	—	(0.1)
Decrease due to lapse of statute of limitations	(4.7)	(4.6)	—
Balance at September 30	$9.4	$5.7	$16.0
Unrecognized tax benefits including interest and penalties that would affect the effective tax rate if recognized	$7.2	$7.2	$20.0
For a portion of fiscal year 2022 and all periods prior to the Separation, the Company’s domestic and foreign operations were included in BD’s domestic consolidated and foreign tax returns, with the exception of Ireland.
The Company conducts business and files tax returns in numerous countries and currently has no tax audits in progress for the period after the Separation.
The following were included for the years ended September 30 as a component of Income tax provision in the Consolidated Statements of Income and the Consolidated Balance Sheets.

	2023	2022	2021
Interest and penalties expense (benefit) associated with unrecognized tax benefits on the Consolidated Statements of Income	$(1.2)	$(1.5)	$0.9
Interest and penalties associated with unrecognized tax benefits on the Consolidated Balance Sheets	$0.2	$1.5	$4.0
Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022, to the total amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$326.5	$330.9
Cash and cash equivalents includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and cash equivalents was $9.4 million for the year ended September 30, 2023 and is included as a component of Interest expense, net. For the years ended September 30, 2022 and 2021, interest income was not material to the Company's Consolidated Statements of Income.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows:

	Hedge Designation	September 30, 2023	September 30, 2022
Foreign exchange contracts (a)	Undesignated	$6.7	$5.1
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
During the year ended September 30, 2023, the Company recorded impairment charges of $2.5 million related to the abandonment of certain manufacturing equipment in China that is no longer in use that were inherited as part of the spin from BD. These assets were previously included as a component of Machinery, equipment and fixtures within Property, Plant and Equipment. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.
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
As of September 30, 2023, the Company had transferred the majority of its trade receivables to BD under the Factoring Agreements (see Note 4). As a result, the Company is no longer exposed to credit risk associated with those transferred receivables and does not have material credit risk exposure associated with the remaining $16.7 million of trade receivables.
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.2% and 40.1% for the years ended September 30, 2023 and 2022, respectively. Two customers represented at least 10.0% of total revenues individually and, in the aggregate, represented approximately 30.7% of total revenues for the year ended September 30, 2021.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 16 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of September 30, 2023	As of September 30, 2022
Land	$2.3	$1.4
Buildings	124.5	123.7
Machinery, equipment and fixtures	567.2	505.1
Leasehold improvements	9.1	6.5
Construction in progress	44.8	64.9
	$747.9	$701.6
Less: accumulated depreciation	(447.7)	(400.0)
Total Property, Plant and Equipment, Net	$300.2	$301.6
During the year ended September 30, 2023, the Company recorded impairment charges of $2.5 million related to the abandonment of certain manufacturing equipment in China that is no longer in use that were inherited as part of the spin from BD. These assets were previously included as a component of Machinery, equipment and fixtures within Property, Plant and Equipment.

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
Note 17 — Leases
Finance Lease
In conjunction with the Separation, we entered into a lease agreement with BD pursuant to which the Company would lease approximately 278,000 square feet of manufacturing space and equipment at BD's manufacturing facility in Holdrege, Nebraska for an initial term of ten years and an option for the Company to extend the lease term for an additional period of up to five years. This lease is classified as a finance lease.
For the year ended September 30, 2023, the Company recorded total finance lease costs of $4.8 million which is comprised of $2.4 million attributable to depreciation of assets and $2.4 million attributable to interest expense associated with the lease liability. The amounts are included in Cost of products sold and Interest expense, net, respectively. For the year ended September 30, 2022, total finance lease costs were not material to the Company's Consolidated Statements of Income.
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases. The Company entered into a real estate lease for a new Corporate Headquarters located in Parsippany, NJ which commenced during the second quarter of fiscal year 2023 for an initial term of ten years. The Company has options to extend the lease for additional period of six years and to extend for a subsequent additional period of four years, after the expiration of the first extension period.
For the year ended September 30, 2023 operating lease costs were $4.5 million. For the years ended September 30, 2022, and 2021 total operating lease costs were not material to the Company's Consolidated Statements of Income.
Aggregate Lease Information
The Company's leases are included in its Consolidated Balance Sheets as follows:

	As of September 30, 2023	As of September 30, 2022
Finance Lease
Property, Plant, and Equipment, Net	$33.1	$35.5
Total Finance Lease Assets	$33.1	$35.5

Current finance lease liabilities	$3.6	$3.6
Non Current Finance Lease Liabilities	31.5	32.6
Total Finance Lease Liabilities	$35.1	$36.2

Weighted-average remaining lease term (years)	13.5	14.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Deferred Income Taxes and Other Assets	$23.0	$6.3
Total Operating Lease Assets	$23.0	$6.3

Accrued expenses	$5.9	$2.0
Deferred Income Taxes and Other Liabilities	15.4	4.3
Total Operating Lease Liabilities	$21.3	$6.3

Weighted-average remaining lease term (years)	7.3	3.2
Weighted-average discount rate	6.9%	5.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.	72

Supplemental cash flow information related to leases was as follows as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Right of use assets obtained in exchange for lease liabilities
Finance Lease	$—	$36.7
Operating Leases	19.0	2.8
For the year ended September 30, 2021 right of use assets obtained in exchange for lease liabilities was not material.

September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$2.9
Financing cash flows from Finance Lease	1.2
Operating cash flows from Finance Lease	2.4
For the years ended September 30, 2022, and 2021 cash paid for amounts included in the measurement of lease liabilities were not material.
Maturities of the Company's finance and operating lease liabilities as of September 30, 2023 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2024	3.6	5.6	9.2
2025	3.7	3.6	7.3
2026	3.7	2.8	6.5
2027	3.8	2.2	6.0
2028	3.9	2.1	6.0
Thereafter	36.2	11.2	47.4
Total lease payments	$54.9	$27.5	$82.4
Less: amount representing interest	19.8	6.2	26.0
Present value of lease liabilities	$35.1	$21.3	$56.4

Dollar amounts are in millions except per share amounts or as otherwise specified.	73

Note 18 — Benefit Plans
Defined Benefit Plans
Prior to the Separation on April 1, 2022, Embecta participated in BD's non-United States plans. BD has defined benefit pension plans covering eligible employees in certain of its international subsidiaries. The Company participated in BD's benefit plans as though it was a participant in a multi-employer plan with the other businesses of BD. The retirement benefits accounting guidance provides that liabilities beyond any contributions currently due and unpaid are not required to be reported. Accordingly, no assets or liabilities associated with plans where the Company was a participant in a multi-employer plan with the other businesses of BD have been reflected in the Company’s Consolidated Balance Sheets. The Consolidated Statements of Income include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company for the years ended September 30, 2022 and 2021 was $3.6 million and $9.0 million, respectively. Except for deferred closing countries, the Company's participation in the defined pension and postretirement benefit plans sponsored by BD concluded upon the completion of the Separation on April 1, 2022.
As of April 1, 2022, Embecta became the plan sponsor for certain global defined benefit pension plans. These Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. The Company uses September 30 as the year-end measurement date for these plans. Net periodic benefit cost for the Company’s global defined benefit pension plans for the years ended September 30, 2023 and 2022 was $1.0 million and $0.7 million, respectively. Of the plans, the defined benefit pension plan covering employees in Switzerland (the "Swiss Plan") is the only defined benefit pension plan material to the Company's Consolidated Financial Statements.
The Company's Swiss Plan is a government-mandated retirement account balance plan. Companies within the Swiss regulatory environment have substantial freedom in setting their pension plan design (e.g. with regards to the salary covered, level of retirement benefits, or overall benefit design) provided the benefits are always at least equal to the minimum requirements as defined by law. Most employers provide higher benefits than those required by law, which is the case for Embecta. The minimum level of retirement benefit is expressed by a cash balance formula with age-related contribution rates (or "retirement credits") based on an insured salary defined by law, and a minimum required interest crediting rate which is set by the government (1.00% in 2023 and 2022). The sum of the Company's contributions should be at least equal to the sum of employee contributions. Contributions to the Swiss Plan are invested into a diversified fund managed by an investment fiduciary. As of September 30, 2023 and 2022, the Swiss plan had an unfunded net pension obligation of $1.9 million and $0.6 million, respectively, and plan assets that totaled $14.1 million and $8.0 million, respectively. Since the Separation, the Company recognized net periodic benefit cost totaling $0.9 million and $0.2 million during the fiscal years ended September 30, 2023 and 2022, respectively, related to the Company's Swiss plan, of which $0.3 million and $0.1 million was included in Other income (expense), net during the fiscal years ended September 30, 2023 and 2022, respectively.
Defined Contribution Plans
The Company has various defined contribution savings plans that cover substantially all employees in the United States, Ireland, and Japan. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total employer contributions by the Company to the plans were $14.1 million and $8.9 million for the fiscal years ended September 30, 2023 and 2022, respectively.
Between April 1, 2022 and September 30, 2022, BD remained the defined benefit pension plan sponsor for certain Embecta employees in Ireland. The Company accounts for this plan as though it was a participant in a multi-employer plan with other businesses of BD. The amount of contributions to BD for this plan are included in the amounts noted above. At the Separation Date, Embecta effectuated an Embecta sponsored defined contribution pension plan for certain other employees in Ireland. On October 1, 2022, any Embecta employees who remained participating in the BD defined benefit pension plan ceased participating and these employees began participating in an Embecta sponsored defined contribution pension plan that was effectuated at the Separation Date.
Deferred Compensation Plan
On the date of the Separation, the Company established a Deferred Compensation Plan in which certain directors and employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation. A participant's deferrals are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The amounts accrued under this plan were $6.1 million and $3.7 million as of September 30, 2023, and 2022, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.	74

Note 19 — Supplemental Financial Information
Trade Receivables, Net
The amounts recognized in fiscal years 2023, 2022 and 2021 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2020	(3.9)		(2.2)	(6.1)
Additions charged to costs and expenses	(0.3)		(16.0)	(16.3)
Deductions and other	1.1	(a)	15.1	16.2
Balance at September 30, 2021	(3.1)		(3.1)	(6.2)
Additions charged to costs and expenses	(0.3)		(18.1)	(18.4)
Deductions and other	2.1	(b)	21.1	23.2
Balance at September 30, 2022	(1.3)		(0.1)	(1.4)
Additions charged to costs and expenses	(0.2)		(18.7)	(18.9)
Deductions and other	0.5	(a)	18.8	19.3
Balance at September 30, 2023	(1.0)		—	(1.0)

(a) Accounts written off
(b) Amounts factored to BD
Long-Lived Assets
Long-lived assets, which include Property, Plant and Equipment, net, and Goodwill and Other Intangibles, net, by geographic area where located at September 30, 2023 and 2022 is as follows:

	2023	2022
United States	$109.2	$109.3
Europe, Middle East, and Africa	176.9	174.5
Asia	38.4	42.3
Other	0.4	0.1
	$324.9	$326.2
Note 20 — Subsequent Events
Performance-Based and Time-Vested Restricted Stock Units
In November 2023 and pursuant to the Company's 2022 Employee and Director Equity Based Compensation Plan (the "Plan"), the Company granted approximately 1.3 million TVUs in connection with the Company's annual grant which vest on a graded basis over a period of three years, subject to continuous service to the Company by the employee.
The Company also awarded approximately 0.5 million PSUs to certain executive officers and employees in connection with the Company's annual grant which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics and targets that will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards.

Dollar amounts are in millions except per share amounts or as otherwise specified.	75

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this Annual Report on Form 10-K, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.
In 2022, the Company commenced on the process of building a new ERP system to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP will occur in phases. The first phase of the ERP implementation began in the fourth quarter of 2023. The Company will evaluate each quarter whether there are changes that materially affect, or are reasonably likely to materially affect our internal control over financial reporting.
Reports of Management
Management’s Responsibilities
The following financial statements have been prepared by management in conformity with U.S. generally accepted accounting principles and include, where required, amounts based on the best estimates and judgments of management. The integrity and objectivity of data in the financial statements and elsewhere in this Annual Report are the responsibility of management.
In fulfilling its responsibilities for the integrity of the data presented and to safeguard the Company’s assets, management employs a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that the Company’s assets are protected and that transactions are appropriately authorized, recorded and summarized. This system of control is supported by the selection of qualified personnel, by organizational assignments that provide appropriate delegation of authority and division of responsibilities, and by the dissemination of written policies and procedures. This control structure is further reinforced by a program of internal audits, including a policy that requires responsive action by management.
The Board of Directors monitors the internal control system, including internal accounting and financial reporting controls, through its Audit Committee, which consists of three independent Directors. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to review the work of each and to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee and meet with its members, with and without management present, to discuss the scope and results of their audits including internal control, auditing and financial reporting matters.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Act of 1934, as amended. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on the Company's assessment of the effectiveness of internal control over financial reporting and the criteria noted above, management concluded that internal controls over financial reporting were effective as of September 30, 2023. The financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included in Item 8. Financial Statements and Supplementary Data.
Item 9B. Other Information.
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Embecta has a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer, and controller, and all directors. The Code of Conduct is available at https://investors.embecta.com/corporate-governance/documents-charters. To the extent required by the rules of the SEC or The Nasdaq Stock Market LLC, Embecta intends to satisfy the disclosure requirements regarding any amendment or waiver of our Code of Conduct by posting such information on our website.
Additional information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The other information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
•The following consolidated financial statements of Embecta are included in Item 8 of this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
•Consolidated Statements of Income — Fiscal years ended September 30, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income — Fiscal years ended September 30, 2023, 2022 and 2021
•Consolidated Balance Sheets — September 30, 2023 and 2022
•Consolidated Statements of Equity — Fiscal years ended September 30, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows — Fiscal years ended September 30, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
See Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b) Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement, dated as of March 31, 2022, by and between the Company and BD. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
3.1	Amended and Restated Bylaws of the Company adopted effective as of August 2, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 3, 2023.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.)
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
10.2
Amendment No. 1 to Transition Services Agreement, dated as of July 1, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022.) **

10.3	Tax Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.4	Employee Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.5	Embecta 2022 Employee and Director Equity Based Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)

10.6	Embecta Corp. Executive Severance and Change in Control Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.7	Embecta Deferred Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.8	Embecta Corp. Directors’ Deferral Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022.) (+)
10.9
Form of Founders Grants under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022) (+)

10.10
Form of Non-Employee Directors RSU Award under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022) (+)

10.11
Form of Employee and Director PSU and RSU Awards under the 2022 Employee and Director Equity Based Compensation Plan and Conditions of Awards (November 26, 2022). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2023.)

10.12	Letter Agreement, dated as of January 25, 2021, by and between BD and Devdatt Kurdikar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.13	Letter Agreement, dated as of April 9, 2021, by and between BD and Jacob Elguicze. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.14	Letter Agreement, dated as of August 13, 2021, by and between BD and Shaun Curtis. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.15	Letter Agreement, dated as of February 24, 2021, by and between BD and Ajay Kumar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.16	Letter Agreement, dated as of May 26, 2021, by and between BD and Jeff Mann. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.17
Change in Control Employment Agreement, dated as of February 10, 2021, by and between BD and Devdatt Kurdikar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)

10.18	Cannula Supply Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **
10.19
Form of Contract Manufacturing Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

10.20	Lease Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **
10.21
Intellectual Property Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **

10.22	Logistics Services Agreement, dated as of January 1, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.23	Amendment to Logistics Services Agreement, dated as of November 20, 2023, by and between BD and the Company. (Filed herewith.)
10.24	Form of Distribution Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.25
Credit Agreement, dated as of March 31, 2022, by and among the Company, the lenders and other parties from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and an L/C issuer. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

21.1	List of Subsidiaries of Embecta Corp. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
97.1	Embecta Corp. Dodd-Frank Clawback Policy (Filed herewith.)

97.2	Embecta Corp. Supplemental Policy Regarding the Recovery of Compensation, Effective December 1, 2023 (Filed herewith.)
101	The following materials from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

(+)	Management contract or compensatory plan or arrangement.
*	Certain information contained in this document has been omitted because it is both (i) not material and (ii) is the type that the Company treats as private or confidential.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
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
Date: November 29, 2023

By:	/s/ JACOB ELGUICZE
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: November 29, 2023

By:	/s/ BRIAN CAPONE
Name:	Brian Capone
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: November 29, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LTG (RET.) DAVID F. MELCHER
LTG (Ret.) David F. Melcher	Director	November 29, 2023
and Chairman of the Board
/s/ DAVID J. ALBRITTON
David J. Albritton	Director	November 29, 2023

/s/ CARRIE L. ANDERSON
Carrie L. Anderson	Director	November 29, 2023

/s/ ROBERT (BOB) J. HOMBACH
Robert (Bob) J. Hombach	Director	November 29, 2023

/s/ MILTON M. MORRIS, PH.D.
Milton M. Morris, Ph.D.	Director	November 29, 2023

/s/ CLAIRE POMEROY, M.D.
Claire Pomeroy, M.D.	Director	November 29, 2023

/s/ KAREN N. PRANGE
Karen N. Prange	Director	November 29, 2023

/s/ CHRISTOPHER R. REIDY
Christopher R. Reidy	Director	November 29, 2023

/s/ DEVDATT KURDIKAR
Devdatt Kurdikar	President and Chief Executive	November 29, 2023
Officer
/s/ JACOB ELGUICZE
Jacob Elguicze	Senior Vice President, Chief	November 29, 2023
Financial Officer