Form 10-Q
period 2023-12-31
Embecta Corp.
filed 2024-02-09
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
Emerging growth company	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of February 2, 2024 was 57,578,921 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended December 31, 2023

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2023	2022

Revenues	$277.3	$275.7
Cost of products sold	91.4	86.9
Gross Profit	$185.9	$188.8
Operating expenses:
Selling and administrative expense	90.3	72.8
Research and development expense	20.2	16.9
Other operating expenses	29.9	10.3
Total Operating Expenses	$140.4	$100.0
Operating Income	$45.5	$88.8
Interest expense, net	(27.7)	(25.6)
Other income (expense), net	(3.5)	(7.1)
Income Before Income Taxes	$14.3	$56.1
Income tax provision (benefit)	(5.8)	20.9
Net Income	$20.1	$35.2

Net Income per common share:
Basic	$0.35	$0.62
Diluted	$0.35	$0.61
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2023	2022

Net Income	$20.1	$35.2
Other Comprehensive Income, net of tax
Foreign currency translation adjustments	11.6	26.0
Other Comprehensive Income	$11.6	$26.0
Comprehensive Income	$31.7	$61.2
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	December 31, 2023	September 30, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$298.7	$326.5
Trade receivables, net (net of allowance for doubtful accounts of $1.2 million and $1.0 million as of December 31, 2023 and September 30, 2023, respectively)	96.1	16.7
Inventories:
Materials	32.9	32.1
Work in process	11.7	8.1
Finished products	104.6	111.9
Total Inventories	$149.2	$152.1
Amounts due from Becton, Dickinson and Company	110.3	142.4
Prepaid expenses and other	65.2	111.4
Total Current Assets	$719.5	$749.1
Property, Plant and Equipment, Net	301.3	300.2
Goodwill and Intangible Assets	24.3	24.7
Deferred Income Taxes and Other Assets	172.7	140.4
Total Assets	$1,217.8	$1,214.4
Liabilities and Equity
Current Liabilities
Accounts payable	$42.1	$53.5
Accrued expenses	122.2	118.1
Amounts due to Becton, Dickinson and Company	57.6	73.1
Salaries, wages and related items	57.4	62.1
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.7	3.6
Income taxes	34.1	33.6
Total Current Liabilities	$326.6	$353.5
Deferred Income Taxes and Other Liabilities	60.7	57.2
Long-Term Debt	1,592.9	1,593.9
Non Current Finance Lease Liabilities	31.1	31.5
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,573,497 as of December 31, 2023 and 57,333,353 as of September 30, 2023	$0.6	$0.6
Additional paid-in capital	33.4	27.9
Accumulated deficit	(530.0)	(541.1)
Accumulated other comprehensive loss	(297.5)	(309.1)
Total Equity	$(793.5)	$(821.7)
Total Liabilities and Equity	$1,217.8	$1,214.4
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$(324.9)	$(891.4)
Net income attributable to Embecta Corp.	—	—	—	35.2	—	35.2
Other comprehensive loss, net of taxes	—	—	—	—	26.0	26.0
Stock-based compensation plans	—	—	5.5	—	—	5.5
Dividends declared ($0.15 per share)	—	—	—	(8.6)	—	(8.6)
Issuance of shares related to stock-based compensation plans	158,430	—	(2.8)	—	—	(2.8)
Balance at December 31, 2022	57,213,757	$0.6	$12.7	$(550.5)	$(298.9)	$(836.1)

Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)
Net income attributable to Embecta Corp.	—	—	—	20.1	—	20.1
Other comprehensive income, net of taxes	—	—	—	—	11.6	11.6
Stock-based compensation plans	—	—	7.3	—	—	7.3
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.4	(9.0)	—	(8.6)
Issuance of shares related to stock-based compensation plans	240,144	—	(2.2)	—	—	(2.2)
Balance at December 31, 2023	57,573,497	$0.6	$33.4	$(530.0)	$(297.5)	$(793.5)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Operating Activities
Net income	$20.1	$35.2
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	8.8	7.2
Amortization of debt issuance costs	1.6	1.6
Amortization of cloud computing arrangements	0.4	—
Stock-based compensation	7.3	5.5
Deferred income taxes	(17.0)	1.4
Change in operating assets and liabilities:
Trade receivables, net	(78.6)	3.0
Inventories	4.1	(14.7)
Due from/due to Becton, Dickinson and Company	17.1	(9.5)
Prepaid expenses and other	43.7	(6.6)
Accounts payable, accrued expenses and other current liabilities	(15.7)	19.4
Income and other net taxes payable	4.4	18.2
Other assets and liabilities, net	(9.3)	(0.3)
Net Cash (Used for) Provided by Operating Activities	$(13.1)	$60.4
Investing Activities
Capital expenditures	$(2.7)	$(4.7)
Net Cash Used for Investing Activities	$(2.7)	$(4.7)
Financing Activities
Payments on long-term debt	$(2.4)	$(2.4)
Payments related to tax withholding for stock-based compensation	(2.2)	(2.8)
Payments on finance lease	(0.3)	(0.9)
Dividend payments	(8.6)	—
Net Cash Used for Financing Activities	$(13.5)	$(6.1)
Effect of exchange rate changes on cash and cash equivalents	1.5	4.7
Net Change in Cash and cash equivalents	$(27.8)	$54.3
Opening Cash and cash equivalents	326.5	330.9
Closing Cash and cash equivalents	$298.7	$385.2
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
Note 2 — Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Embecta have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Embecta's Annual Report on Form 10-K for the year ended September 30, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses, depreciable and amortizable lives, sales returns and allowances, rebate accruals, inventory reserves and taxes on income as reflected in the Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Account Standard Board issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
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
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to the Transition Services Agreements ("TSA"), Trade Receivables Factoring Agreements ("Factoring Agreements"), Distribution Agreements, Cannula Supply Agreement, Tax Matters Agreement, Logistics Services Agreement, employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility located in Holdrege, Nebraska. For details on the rights and responsibilities of the parties under these agreements refer to Note 4 to the audited Consolidated Financial Statements in Embecta’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on November 29, 2023 (the “2023 Form 10-K”).
In November 2023, a portion of the Factoring Agreement between Embecta and BD for services to the U.S. for the Company’s U.S. subsidiary expired and terminated as a result of our implementation and onboarding of certain systems and services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report, which, for clarity, includes enterprise resource planning (“ERP”) systems (“Business Continuity Processes”) in North America.
The amount due from BD under the above agreements was $110.3 million at December 31, 2023 and is included in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $57.6 million at December 31, 2023 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including China, Mexico, and Italy, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfers of the relevant local assets and liabilities for these deferred countries are expected to close at a future date. As of December 31, 2023, the Company estimates that amounts due to BD related to certain assets and liabilities in deferred close jurisdictions is $13.5 million and are reflected in Accrued expenses. As of December 31, 2023, the Company estimates that amounts due from BD related to certain assets and liabilities in deferred close jurisdictions are $7.4 million and is reflected in Prepaid expenses and other.
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
Note 5 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $26.4 million and $9.9 million during the three months ended December 31, 2023 and 2022, respectively. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, supply chain, employee retention, the implementation of the Company's new ERP system, and certain other costs to establish certain Business Continuity Processes and stand-alone functions to assist with the transition to being a stand-alone entity.
During the three months ended December 31, 2023, the Company recorded approximately $1.9 million of severance costs related to the optimization of certain business functions. These costs were primarily recorded in the U.S. Severance costs related to the optimization of certain business functions were not material in the comparable prior year period. Liabilities for costs associated with these activities were not material to any period presented.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at December 31, 2023 or September 30, 2023, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 7 — Revenues
The Company’s policies for recognizing sales have not changed from those described in the 2023 Form 10-K. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
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
The Company’s liability attributed to variable consideration at December 31, 2023 and September 30, 2023 was $118.0 million and $36.4 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended December 31, 2023 and 2022 were $126.7 million and $92.6 million, respectively.
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
The Company’s contract asset balance was $1.2 million as of both December 31, 2023 and September 30, 2023.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues by geographic region are as follows:

	Three months ended December 31,
	2023	2022
United States	$148.6	$149.3
International(1)	128.7	126.4
Total	$277.3	$275.7

(1)For the three months ended December 31, 2023 and 2022, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the three months ended December 31, 2023 and 2022 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2023	2022
Cost of products sold	$0.9	$0.6
Selling and administrative expense	5.9	4.6
Research and development expense	0.6	0.3
Total Stock-Based Compensation Expense	$7.4	$5.5
Tax benefit associated with stock-based compensation costs recognized	$0.7	$1.3
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three months ended December 31, 2023 and 2022:

	2023	2022
Equity Awards	$7.3	$5.5
Liability Awards	0.1	—
Total	$7.4	$5.5
The following table summarizes the Company's total stock-based compensation expense by award type for the three months ended December 31, 2023 and 2022:

	2023	2022
Time-Vested Restricted Stock Units (TVUs)	$5.4	$4.1
Performance-Based Restricted Stock Units (PSUs)	0.9	0.1
Stock Appreciation Rights (SARs)	1.1	1.3
Total	$7.4	$5.5
Time Vested Restricted Stock Units ("TVUs")
During the three months ended December 31, 2023, Embecta granted 1,277,644 restricted stock units ("RSUs") in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of TVUs outstanding as of December 31, 2023 and changes during the three months ended December 31, 2023 are as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,188.8	$29.42
Granted	1,277.6	17.52
Distributed*	(370.6)	29.11
Forfeited, canceled or expired	(17.3)	29.21
Nonvested at December 31	2,078.5	$22.16
Expected to vest at December 31	1,970.9	$22.16

*The RSUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the three months ended December 31, 2023 is $17.52 and the total fair value of TVUs vested during the three months ended December 31, 2023 is $10.8 million.
At December 31, 2023, the weighted average remaining vesting term of TVUs is 2.3 years.
Performance Based Restricted Stock Units ("PSUs")
During the three months ended December 31, 2023, Embecta awarded 531,253 RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of December 31, 2023, there were 709,112 RSUs in the form of PSUs that have been awarded for which a grant date has not yet been established.
As of both December 31, 2023 and September 30, 2023, there were approximately 57.8 thousand nonvested PSUs with a weighted average grant date fair value of $30.24. As of December 31, 2023, there were approximately 54.6 thousand nonvested PSUs expected to vest with a weighted average grant date fair value of $30.24.
At December 31, 2023, the weighted average remaining vesting term of PSUs is 1.9 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of December 31, 2023 and changes during the three months ended December 31, 2023 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,831.7	$29.06
Forfeited, canceled or expired	(1.2)	10.27
Balance at December 31	1,830.5	$29.07	7.5	$0.1
Vested and expected to vest at December 31	1,775.5	29.04	7.4	$0.1
Exercisable at December 31	829.6	$27.84	6.8	$0.1

Dollar amounts are in millions except per share amounts or as otherwise specified.

No SARs were exercised during the three months ended December 31, 2023.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of December 31, 2023, is approximately $49.8 million which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years. At December 31, 2023, 2.6 million shares were authorized for future grants under the 2022 Employee and Director Equity Based Compensation Plan.
Note 10 — Goodwill, Intangible Assets, and Cloud Computing Arrangements
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	December 31, 2023	September 30, 2023
Amortized intangible assets
Patents – gross	$10.6	$10.6
Less: accumulated amortization	(4.6)	(4.5)
Patents – net	$6.0	$6.1
Customer Relationships and Other – gross	$5.3	$5.4
Less: accumulated amortization	(2.5)	(2.4)
Customer Relationships and Other – net	$2.8	$3.0
Total amortized intangible assets	$8.8	$9.1
Goodwill	15.5	15.6
Total Goodwill and Other Intangible Assets	$24.3	$24.7
Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. The total balance of capitalized costs associated with these arrangements as of December 31, 2023 and September 30, 2023 is $50.4 million and $38.0 million, respectively, which primarily relates to the implementation of the Company's new ERP system. These capitalized costs are included in Deferred Income Taxes and Other Assets. Costs amortized during the three months ended December 31, 2023 were $0.4 million and are included in Other operating expenses. Costs amortized during the three months ended December 31, 2022 were not material to the Company's condensed consolidated financial results. As of December 31, 2023, cloud computing arrangement assets in-service have useful lives which range from approximately three to nine years.
Note 11 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of December 31, 2023, no amount has been drawn on the Revolving Credit Facility.
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
The following is a summary of Embecta's total debt outstanding as of December 31, 2023:

Term Loan due March 2029	$933.4
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,633.4
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(31.0)
Long-term debt	$1,592.9
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2024	$9.5
2025	9.5
2026	9.5
2027	9.5
2028	9.5
Thereafter	1,585.9
The estimated fair value of long-term debt (including current portion) at December 31, 2023 was $1,510.5 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,602.4 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 12 — Earnings per Share
The calculation of earnings per basic and diluted common share for the three months ended December 31, 2023 and 2023 was as follows:

	Three Months Ended December 31,
($ in millions and shares in thousands, except per share amounts)	2023	2022
Net Income attributable to Embecta	$20.1	$35.2

Basic weighted average number of shares outstanding	57,486	57,113
Stock awards and equity units (share equivalent)	146	371
Diluted weighted average shares outstanding	57,632	57,484

Earnings per common share - Basic	$0.35	$0.62
Earnings per common share - Diluted	$0.35	$0.61
Earnings per diluted share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For the three months ended December 31, 2023, and 2022, 3.2 million and 2.0 million of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.

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
The effective tax rates were (40.6)% and 37.3% for the three months ended December 31, 2023 and 2022, respectively. The decrease in the Company’s effective tax rate from the prior comparative period is primarily due to a tax benefit of approximately $17.1 million for the establishment of a deferred tax asset related to tax law changes in Switzerland. The tax law changes instituted a higher cantonal tax rate and additional tax basis that is amortizable for income tax purposes over a period of seven years.
Note 14 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and cash equivalents reported within the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2023	September 30, 2023
Cash and cash equivalents	$298.7	$326.5
Cash and cash equivalents as of December 31, 2023 includes cash held in money market funds and other cash equivalents. All cash and cash equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and cash equivalents was $3.4 million and $1.1 million for the three months ended December 31, 2023 and 2022, respectively, and is included as a component of Interest expense, net.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of December 31, 2023 and September 30, 2023, respectively:

	Hedge Designation	December 31, 2023	September 30, 2023
Foreign exchange contracts (a)	Undesignated	$6.7	$6.7
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
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.8% for the three months ended December 31, 2023.
Four of the Company's customers represented at least 10.0% of total gross trade receivables individually and, in the aggregate, represented approximately 60.9% as of December 31, 2023.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 15 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	December 31, 2023	September 30, 2023
Land	$2.4	$2.3
Buildings	122.5	124.5
Machinery, equipment and fixtures	580.1	567.2
Leasehold improvements	8.9	9.1
Construction in progress	45.2	44.8
	$759.1	$747.9
Less: accumulated depreciation	(457.8)	(447.7)
Total Property, Plant and Equipment, Net	$301.3	$300.2
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
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	December 31, 2023	September 30, 2023
Finance Leases
Property, Plant, and Equipment, Net	$32.6	$33.1
Total Finance Lease Assets	$32.6	$33.1

Current finance lease liabilities	$3.7	$3.6
Non Current Finance Lease Liabilities	31.1	31.5
Total Finance Lease Liabilities	$34.8	$35.1

Weighted-average remaining lease term (years)	13.3	13.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$21.7	$23.0
Total Operating Lease Assets	$21.7	$23.0

Accrued expenses	$6.0	$5.9
Deferred Income Taxes and Other Liabilities	14.5	15.4
Total Operating Lease Liabilities	$20.5	$21.3

Weighted-average remaining lease term (years)	7.4	7.3
Weighted-average discount rate	6.9%	6.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.

Supplemental cash flow information related to leases for the three months ended December 31, 2023 and 2022 were as follows:
For both the three months ended December 31, 2023 and 2022, right of use assets obtained in exchange for lease liabilities were not material.

December 31, 2023
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$1.4
Financing cash flows from Finance Lease	0.3
Operating cash flows from Finance Lease	0.6
For the three months ended December 31, 2022, cash used for amounts included in the measurement of lease liabilities was not material.
Maturities of the Company's finance and operating lease liabilities as of December 31, 2023 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2024	$2.7	$4.8	$7.5
2025	3.7	3.9	7.6
2026	3.7	2.9	6.6
2027	3.8	2.2	6.0
2028	3.9	2.2	6.1
Thereafter	36.2	11.3	47.5
Total lease payments	$54.0	$27.3	$81.3
Less: amount representing interest	19.2	6.8	26.0
Present value of lease liabilities	$34.8	$20.5	$55.3

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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. In our 100-year history of our business, we believe that our products have become some of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by nearly 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing, supply chain and commercial footprint.
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
Pricing Pressures. We face significant pricing pressures from competitors in the pen needle and insulin syringe categories who not only can provide competitive products at lower costs, but also provide payors and customers with more choices for formulary partners in these categories. In addition, the increased scrutiny by regulators on healthcare spending, which accelerated in light of the COVID-19 pandemic, along with a shift towards volume-based procurement and group purchasing organizations, which generally values lower cost over product features, benefits and quality, have placed significant pressure on Embecta to lower price in both developed and emerging markets. These trends may reduce our operating margins, which are only partially offset by our ability to differentiate our products and sell at higher prices.
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
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral anti-diabetic drugs (e.g., SGLT-2s), GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products. New drug therapies in development are targeted to challenge the current diabetes treatment paradigm, including the frequency of insulin use. Insulin therapy in developed markets continues to transition to infusion pumps.
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
We are continuing to work with BD on the process to obtain a supplemental private letter ruling to the private letter ruling BD received in connection with the Separation and the distribution in order to finalize the conditional limited extension granted by BD to the Company until November 1, 2024 of certain services under the TSA, the Logistic Services Agreement (“LSA”) and other transaction documents in a limited set of markets to support various services provided by BD to the Company, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report (“Interim Business Continuity Processes”).
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the Israel-Hamas war and Houthi attacks on commercial shipping vessels and other naval vessels. As of February 9, 2024, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2023	2022	%
Revenues	$277.3	$275.7	0.6
Cost of products sold	91.4	86.9	5.2
Gross Profit	185.9	188.8	(1.5)
Operating expenses:
Selling and administrative expense	90.3	72.8	24.0
Research and development expense	20.2	16.9	19.5
Other operating expenses	29.9	10.3	190.3
Total Operating Expenses	140.4	100.0	40.4
Operating Income	45.5	88.8	(48.8)
Interest expense, net	(27.7)	(25.6)	8.2
Other income (expense), net	(3.5)	(7.1)	(50.7)
Income Before Income Taxes	14.3	56.1	(74.5)
Income tax provision (benefit)	(5.8)	20.9	(127.8)
Net Income	$20.1	$35.2	(42.9)

Net Income per common share:
Basic	$0.35	$0.62	(43.5)%
Diluted	$0.35	$0.61	(42.6)%
Three Months Ended December 31, 2023 Summary (on a comparative basis)
Key financial results for the three months ended December 31, 2023 were as follows:
•Revenue increased by $1.6 million to $277.3 million from $275.7 million;
•Gross profit decreased by $2.9 million to $185.9 million from $188.8 million. Gross profit as a percent of revenue was 67.0%, as compared to 68.5% in the prior year comparative period;
•Operating income decreased by $43.3 million to $45.5 million from $88.8 million; and
•Net income decreased by $15.1 million to $20.1 million from $35.2 million.
Revenues
Our revenues increased by $1.6 million, or 0.6%, to $277.3 million for the three months ended December 31, 2023 as compared to revenues of $275.7 million for the three months ended December 31, 2022. Changes in our revenues are driven by the volume of goods that we sell, the prices we negotiate with customers and changes in foreign exchange rates. The increase in revenues was driven by $2.3 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar and $3.4 million of favorable changes in price. This was partially offset by a $2.1 million decrease in contract manufacturing related to sales of non-diabetes products to BD and $2.0 million of unfavorable changes in volume.
Revenues by geographic region are as follows:

	Three months ended December 31,
	2023	2022
United States	$148.6	$149.3
International	128.7	126.4
Total	$277.3	$275.7

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cost of products sold
Cost of products sold increased by $4.5 million, or 5.2%, to $91.4 million for the three months ended December 31, 2023 as compared to $86.9 million for the three months ended December 31, 2022. Cost of products sold as a percentage of revenues was 33.0% for the three months ended December 31, 2023 as compared to 31.5% for the three months ended December 31, 2022. The increase in cost of products sold for the three month comparative period was primarily driven by the negative impact of foreign currency translation primarily due to the weakening of the U.S. dollar, the impact of inflation on the costs of certain raw materials (including freight), direct labor, and overhead, and the impact of negative year-over-year manufacturing variances primarily attributable to the planned temporary shutdown of our Suzhou, China facility as it relates to production for the domestic Chinese market. We intend to continue to work to improve productivity to help partially offset these increased costs.
Selling and administrative expenses
Selling and administrative expenses increased by $17.5 million, or 24.0%, to $90.3 million for the three months ended December 31, 2023 as compared to $72.8 million for the three months ended December 31, 2022. The increase for the three month comparative period was primarily driven by an increase in compensation and benefit costs due to increased headcount.
Research and development expenses
Research and development expenses increased by $3.3 million, or 19.5%, to $20.2 million for the three months ended December 31, 2023 as compared to $16.9 million for the three months ended December 31, 2022. The increase for the three month comparative period was primarily driven by increased spending on our insulin patch pump platform. In December 2023, we submitted our first 510(k) premarket filing to the U.S. Food and Drug Administration ("FDA") for our proprietary disposable insulin delivery system.
Other operating expenses
We incurred other operating expenses of $29.9 million and $10.3 million for the three months ended December 31, 2023 and 2022, respectively, driven by costs related to the Separation. The costs incurred primarily relate to accounting, auditing, legal services, supply chain, employee retention, increased costs associated with the implementation of our new ERP system and other Business Continuity Processes, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity. As we continue to stand-up various corporate functions as a stand-alone publicly-traded company, we expect to incur similar costs associated with the same type of activities in the current year.
During the three months ended December 31, 2023, the Company recorded approximately $1.9 million of severance costs related to the optimization of certain business functions. These costs were primarily recorded in the U.S. Severance costs related to the optimization of certain business functions were not material in the comparable prior year period. Liabilities for costs associated with these activities were not material to any period presented.
Interest expense, net
Interest expense, net increased by $2.1 million to $27.7 million for the three months ended December 31, 2023 as compared to $25.6 million for the three months ended December 31, 2022. The increase for the three month comparative period is primarily a result of higher interest rates on our variable rate debt, primarily as a result of increases in SOFR that impacted our Term Loan, which was partially offset by an increase in interest income from amounts held in interest bearing accounts and money market funds. If the United States Federal Reserve resumes raising the benchmark interest rate, then we would expect the interest expense on our variable rate debt to increase during the remainder of fiscal 2024.
Other income (expense), net
Other income (expense), net, was $(3.5) million and $(7.1) million for the three months ended December 31, 2023 and 2022, respectively. The costs incurred primarily relate to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Income tax provision (benefit)
The effective tax rates were (40.6)% and 37.3% for the three months ended December 31, 2023 and 2022, respectively. The decrease in the Company’s effective tax rate from the prior comparative period is primarily due to a tax benefit of approximately $17.1 million for the establishment of a deferred tax asset related to tax law changes in Switzerland. The tax law changes instituted a higher cantonal tax rate and additional tax basis that is amortizable for income tax purposes over a period of seven years.
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
The following is a summary of Embecta's total debt outstanding as of December 31, 2023:

Term Loan	$933.4
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,633.4
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(31.0)
Long-term debt	$1,592.9
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2024	$9.5
2025	9.5
2026	9.5
2027	9.5
2028	9.5
Thereafter	1,585.9
Certain measures relating to our total debt outstanding as of December 31, 2023 were as follows:

Total debt	$1,602.4

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	7.2%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2023, we were in compliance with all of such covenants. The credit agreement and the senior secured are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
For additional information related to the Company's debt related activities, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Leases
Maturities of our finance lease and operating lease liabilities as of December 31, 2023 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2024	$2.7	$4.8	$7.5
2025	3.7	3.9	7.6
2026	3.7	2.9	6.6
2027	3.8	2.2	6.0
2028	3.9	2.2	6.1
Thereafter	36.2	11.3	47.5
Total lease payments	$54.0	$27.3	$81.3
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
In November 2023, the portion of the Factoring Agreement between Embecta and BD for services to the U.S. for the Company’s U.S. subsidiary expired and terminated as a result of our implementation and onboarding of certain Business Continuity Processes in North America.
Access to Capital and Credit Ratings
In November 2023 and June 2023, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings of Ba3 and B+, respectively. These ratings remain unchanged from the initial published ratings from January 2022.
Cash and cash equivalents were $298.7 million as of December 31, 2023 as compared to $326.5 million as of September 30, 2023.
The primary sources and uses of cash that contributed to the $27.8 million decrease were:

September 30, 2023 Cash and cash equivalents balance	$326.5
Cash used for operating activities	(13.1)
Cash used for investing activities	(2.7)
Cash used for financing activities	(13.5)
Effect of exchange rate changes on cash and cash equivalents	1.5
December 31, 2023 Cash and cash equivalents balance	$298.7
Net cash used for operating activities was primarily attributable to:

Net income	$20.1
Non-cash adjustments related to depreciation and amortization, stock-based compensation, and deferred income taxes	1.1
Change in accounts payable and accrued expenses	(15.7)
Change in trade receivables	(78.6)
Change in inventories	4.1
Change in amounts due from/due to Becton, Dickinson and Company	17.1
Change in prepaid expenses and other	43.7
Change in income and other net taxes payable	4.4
Change in other assets and liabilities, net	(9.3)
Net cash used for operating activities	$(13.1)

Dollar amounts are in millions except per share amounts or as otherwise specified.

The change in accounts payable and accrued expenses is primarily due to timing attributable to payments to vendors in the first quarter of fiscal 2024.
As a result of our implementation of certain Business Continuity Processes in North America, including our ERP system, that went live in November 2023, and the expiration and termination of a portion of the Factoring Agreement between Embecta and BD for services to the U.S. subsidiary, we are now responsible for the collection of any outstanding trade receivables in the U.S. The increase in trade receivables is a direct result of this impact, and we expect to convert these outstanding receivables due from customers into cash during fiscal 2024 in line with contractual payment terms.
The change in inventories is driven by product sales of certain inventory levels that had been built up at the end of fiscal 2023 in anticipation of our North America ERP system and other Business Continuity Processes that went live in November 2023.
The change in amounts due from/due to Becton, Dickinson and Company primarily relates to the termination of the portion of the Factoring Agreement between Embecta and BD for services to the U.S. subsidiary as we are now responsible for the collection of any outstanding trade receivables in the U.S.
The change in prepaid expenses and other are primarily driven by a reduction in payments during the first quarter of fiscal 2024 to BD for future payments made to third parties on our behalf as a result of our implementation of certain Business Continuity Processes in North America, including our ERP system, that went live in November 2023.
The change in income and other net taxes payable was primarily due to the timing of required tax payments.
The change in other assets and liabilities, net is primarily due to costs capitalized associated with the implementation of our ERP system.
All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash used for investing activities was primarily comprised of capital expenditures of $2.7 million and $4.7 million during the three months ended December 31, 2023 and 2022, respectively, to support further expansion of our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	$(8.6)
Payments on long-term debt	(2.4)
Payments related to tax withholding for stock-based compensation	(2.2)
Payments on finance lease	(0.3)
Net cash provided by financing activities	$(13.5)
Contractual Obligations
Our contractual obligations as of December 31, 2023, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur significant costs associated with information technology infrastructure as we transition to our own systems. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K for further details. As of December 31, 2023, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in our 2023 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Embecta's 2023 Form 10-K. There have been no changes to our critical accounting policies as of December 31, 2023.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cautionary Statements Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, future product development, anticipated product and regulatory clearances, approvals, and launches, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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
•Embecta’s ability to obtain clearance from the FDA of any product, to market and sell such products successfully, to anticipate the needs of people with diabetes, and future business decisions by Embecta and its competitors.
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

•The impact of the Separation on Embecta's businesses and the risk that the Separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, including ERP, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
•The risk that we may not complete strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth or strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” included within the 2023 Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing of the Company's 2023 Form 10-K except as follows:
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
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at December 31, 2023, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.3 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR.
Item 4. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
During the TSA period, we will continue to rely on certain material processes and internal control over financial reporting performed by BD. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Embecta’s internal control over financial reporting.
In 2022, the Company commenced on the process of building a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the Business Continuity Processes will occur in phases. The first phase of the implementation began in the fourth quarter of fiscal year 2023. The second phase began in the first quarter of fiscal year 2024 with the remaining phases expected to commence throughout the current calendar year. A standardized internal control framework is implemented with each phase as we move away from relying on BD’s systems and controls. The Company will evaluate each quarter whether there are changes that materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2023 Form 10-K, except for the addition of the following risk factor:
In the first quarter of Embecta’s fiscal year 2024, Embecta submitted its first 510(k) premarket filing to the FDA for its proprietary disposable insulin delivery system. We cannot predict when, if ever, such submission will be cleared by the FDA, as the FDA can refuse to grant a 510(k) clearance for many reasons, including the system may not be deemed by the FDA to be substantially equivalent to appropriate predicate devices under the 510(k) pathway, the system may not satisfy the FDA’s safety or effectiveness requirements, or changes in FDA clearance policies or adoption of new regulations may require additional data. Even if cleared by the FDA or foreign regulatory agencies, future generations of our systems, expanded indications for use of future systems, our software platforms or any other system under development, may not be cleared for the indications that are necessary or desirable for successful commercialization.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1*	Amendment No. 1 to the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a)

31.2*	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a)

32.1**	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2**	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

Dollar amounts are in millions except per share amounts or as otherwise specified.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

Date: February 9, 2024	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2024	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2024	By:	/s/ Brian Capone
	Name:	Brian Capone
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)