Form 10-K/A
period 2023-09-30
Embecta Corp.
filed 2024-04-05
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.

EXPLANATORY NOTE
Embecta Corp. (also referred to herein as the "Company") is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Form 10-K” or “Original Filing”), solely for the purpose of correcting a scrivener’s error in the certifications filed as Exhibits 31.1 and 31.2 (the “Certifications”) to the 2023 Form 10-K. At the time the Company filed its 2023 Form 10-K, the Company’s certifying officers had completed the matters covered by paragraph 4(b) and the introductory language in paragraph 4 of the Certifications, referring to its internal control over financial reporting. The Certifications filed with the 2023 Form 10-K contained a scrivener’s error in that they inadvertently omitted such language, and the corrected Certifications are being filed as Exhibits 31.1 and 31.2 with this Form 10-K/A.
Please note that the only changes to the Original Filing are those related to the matters described herein. Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing, and except as specifically provided herein, this Form 10-K/A does not reflect any information or events occurring after the date of the Original Filing.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(b) Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

By:	/s/ JACOB ELGUICZE
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: April 5, 2024