Form 10-Q
period 2024-06-30
Embecta Corp.
filed 2024-08-09
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of August 2, 2024 was 57,701,830 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended June 30, 2024

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Revenues	$272.5	$286.1	$837.0	$838.9
Cost of products sold	82.4	96.6	275.6	270.8
Gross Profit	$190.1	$189.5	$561.4	$568.1
Operating expenses:
Selling and administrative expense	85.7	87.6	268.3	245.6
Research and development expense	20.4	22.6	59.0	61.6
Other operating expenses	28.1	28.0	93.5	65.2
Total Operating Expenses	$134.2	$138.2	$420.8	$372.4
Operating Income	$55.9	$51.3	$140.6	$195.7
Interest expense, net	(27.8)	(27.0)	(83.3)	(79.4)
Other income (expense), net	(1.1)	(4.2)	(6.1)	(15.6)
Income Before Income Taxes	$27.0	$20.1	$51.2	$100.7
Income tax provision (benefit)	12.3	4.9	(12.5)	36.3
Net Income	$14.7	$15.2	$63.7	$64.4

Net Income per common share:
Basic	$0.25	$0.27	$1.11	$1.13
Diluted	$0.25	$0.26	$1.10	$1.12
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Net Income	$14.7	$15.2	$63.7	$64.4
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	(6.4)	1.5	2.8	30.2
Total Other Comprehensive Income (Loss), net of tax	$(6.4)	$1.5	$2.8	$30.2
Comprehensive Income	$8.3	$16.7	$66.5	$94.6
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	June 30, 2024	September 30, 2023
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$275.1	$326.3
Restricted cash	6.7	0.2
Trade receivables, net (net of allowance for doubtful accounts of $2.4 million and $1.0 million as of June 30, 2024 and September 30, 2023, respectively)	171.8	16.7
Inventories:
Materials	38.2	32.1
Work in process	5.8	8.1
Finished products	141.6	111.9
Total Inventories	$185.6	$152.1
Amounts due from Becton, Dickinson and Company	71.6	142.4
Prepaid expenses and other	70.3	111.4
Total Current Assets	$781.1	$749.1
Property, Plant and Equipment, Net	291.2	300.2
Goodwill and Intangible Assets	23.8	24.7
Deferred Income Taxes and Other Assets	171.4	140.4
Total Assets	$1,267.5	$1,214.4
Liabilities and Equity
Current Liabilities
Accounts payable	$66.8	$53.5
Accrued expenses	142.2	118.1
Amounts due to Becton, Dickinson and Company	51.7	73.1
Salaries, wages and related items	56.2	62.1
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.4	3.6
Income taxes	40.9	33.6
Total Current Liabilities	$370.7	$353.5
Deferred Income Taxes and Other Liabilities	39.2	57.2
Long-Term Debt	1,590.8	1,593.9
Non Current Finance Lease Liabilities	30.5	31.5
Commitments and Contingencies
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,676,467 as of June 30, 2024 and 57,333,353 as of September 30, 2023	$0.6	$0.6
Additional paid-in capital	46.2	27.9
Accumulated deficit	(504.2)	(541.1)
Accumulated other comprehensive loss	(306.3)	(309.1)
Total Equity	$(763.7)	$(821.7)
Total Liabilities and Equity	$1,267.5	$1,214.4
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at April 1, 2023	57,287,537	$0.6	$18.1	$(545.1)	$(296.2)	$(822.6)
Net income	—	—	—	15.2	—	15.2
Other comprehensive income, net of taxes	—	—	—	—	1.5	1.5
Stock-based compensation plans	—	—	5.5	—	—	5.5
Dividends declared ($0.15 per share)	—	—	—	(8.6)	—	(8.6)
Issuance of shares related to stock-based compensation plans	14,519	—	(0.4)	—	—	(0.4)
Balance at June 30, 2023	57,302,056	$0.6	$23.2	$(538.5)	$(294.7)	$(809.4)

Balance at April 1, 2024	57,661,433	$0.6	$39.7	$(510.0)	$(299.9)	$(769.6)
Net income	—	—	—	14.7	—	14.7
Other comprehensive loss, net of taxes	—	—	—	—	(6.4)	(6.4)
Stock-based compensation plans	—	—	6.3	—	—	6.3
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.3	(8.9)	—	(8.6)
Issuance of shares related to stock-based compensation plans	15,034	—	(0.1)	—	—	(0.1)
Balance at June 30, 2024	57,676,467	$0.6	$46.2	$(504.2)	$(306.3)	$(763.7)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$(324.9)	$(891.4)
Net income	—	—	—	64.4	—	64.4
Other comprehensive income, net of taxes	—	—	—	—	30.2	30.2
Stock-based compensation plans	—	—	16.6	—	—	16.6
Dividends declared ($0.45 per share)	—	—	—	(25.8)	—	(25.8)
Issuance of shares related to stock-based compensation plans	246,729	—	(3.4)	—	—	(3.4)
Balance at June 30, 2023	57,302,056	$0.6	$23.2	$(538.5)	$(294.7)	$(809.4)

Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)
Net income	—	—	—	63.7	—	63.7
Other comprehensive income, net of taxes	—	—	—	—	2.8	2.8
Stock-based compensation plans	—	—	20.1	—	—	20.1
Dividends and dividend equivalents declared ($0.45 per share)	—	—	1.0	(26.8)	—	(25.8)
Issuance of shares related to stock-based compensation plans	343,114	—	(2.8)	—	—	(2.8)
Balance at June 30, 2024	57,676,467	$0.6	$46.2	$(504.2)	$(306.3)	$(763.7)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Operating Activities
Net income	$63.7	$64.4
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	26.7	23.3
Amortization of debt issuance costs	4.8	4.8
Amortization of cloud computing arrangements	3.8	—
Stock-based compensation	20.1	16.6
Deferred income taxes	(42.9)	2.2
Change in operating assets and liabilities:
Trade receivables, net	(156.2)	3.1
Inventories	(32.8)	(42.5)
Due from/due to Becton, Dickinson and Company	49.2	(54.8)
Prepaid expenses and other	53.7	(29.2)
Accounts payable, accrued expenses and other current liabilities	34.5	53.3
Income and other net taxes payable	7.2	11.3
Other assets and liabilities, net	(22.7)	(14.4)
Net cash provided by operating activities	$9.1	$38.1
Investing Activities
Capital expenditures	$(15.8)	$(17.3)
Net cash used for investing activities	$(15.8)	$(17.3)
Financing Activities
Payments on long-term debt	$(7.2)	$(7.1)
Payments related to tax withholding for stock-based compensation	(2.8)	(3.4)
Payments on finance lease	(1.0)	(2.7)
Dividend payments	(25.8)	(25.8)
Net cash used for financing activities	$(36.8)	$(39.0)
Effect of exchange rate changes on cash and equivalents and restricted cash	(1.2)	4.7
Net Change in Cash and equivalents and restricted cash	$(44.7)	$(13.5)
Opening Cash and equivalents and restricted cash	326.5	330.9
Closing Cash and equivalents and restricted cash	$281.8	$317.4
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
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the third quarter of 2024.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Account Standard Board issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. This update is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for the Company beginning with its fiscal year 2026 reporting. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.
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
On March 28, 2024, the Company entered into (i) a second amendment (the “TSA Amendment”) to the TSA, dated as of March 31, 2022 and previously amended as of July 1, 2022 by and between Embecta and BD, and (ii) a second amendment (the “LSA Amendment”) to the LSA, dated January 1, 2022 and previously amended as of November 20, 2023, by and between Embecta and BD. Pursuant to the TSA and the LSA, originally entered into in connection with the Separation, Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, the Business Continuity Processes. Under the TSA Amendment and the LSA Amendment, BD granted Embecta, among other things, a limited extension until November 1, 2024 of certain services in a limited set of markets to support the Business Continuity Processes.
As of March 31, 2024, all Factoring Agreements between Embecta and BD had expired and terminated as a result of the Company's implementation and onboarding of certain systems and services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report, which, for clarity, includes enterprise resource planning (“ERP”) systems (“Business Continuity Processes”) in North America, and certain jurisdictions in Europe and Asia.
The amount due from BD under the above agreements was $71.6 million at June 30, 2024 and is included in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $51.7 million at June 30, 2024 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including Mexico, India, Brazil, and Colombia as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfers of the relevant local assets and liabilities in these certain jurisdictions are expected to close at a future date. As of June 30, 2024, the Company estimates that amounts due from BD related to certain assets and liabilities in these certain jurisdictions are $4.5 million and are reflected in Prepaid expenses and other. As of June 30, 2024, the Company estimates that amounts due to BD related to certain assets and liabilities in these certain jurisdictions is $3.5 million and are reflected in Accrued expenses.
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
Note 5 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $25.8 million and $89.6 million during the three and nine months ended June 30, 2024, respectively, and incurred separation and stand-up costs of approximately $27.0 million and $64.1 million during the three and nine months ended June 30, 2023, respectively. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, marketing, supply chain, employee retention, the implementation of the Company's new ERP system, and certain other costs to

Dollar amounts are in millions except per share amounts or as otherwise specified.

establish certain Business Continuity Processes and stand-alone functions to assist with the transition to being a stand-alone entity.
For the three and nine months ended June 30, 2024, the Company recognized $2.2 million and $3.8 million of costs associated with the amortization of cloud computing arrangements. For the three and nine months ended June 30, 2023 there were no amortization of implementation costs associated with cloud computing arrangements due to the timing of when these projects were placed into service.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at June 30, 2024 or September 30, 2023, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
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
The Company’s gross revenues are subject to a variety of gross-to-net deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts, and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company’s agreements primarily with its end-user customers. Additional factors considered in the estimate of the Company’s rebate liability include the quantification of inventory that is either in stock at or in transit to the Company’s distributors, as well as the estimated lag time between the sale of product and the payment of corresponding rebates.
The Company’s liability attributed to variable consideration at June 30, 2024 and September 30, 2023 was $190.4 million and $36.4 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended June 30, 2024 and 2023 were $124.5 million and $106.2 million, respectively. Sales deductions recorded as a reduction of gross revenues for the nine months ended June 30, 2024 and 2023 were $389.7 million and $294.0 million, respectively.
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
The Company’s contract asset balance was $1.2 million as of both June 30, 2024 and September 30, 2023.
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
Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
United States	$143.6	$153.9	$439.8	$449.6
International(1)	128.9	132.2	397.2	389.3
Total	$272.5	$286.1	$837.0	$838.9

(1)For the three and nine months ended June 30, 2024 and 2023, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended June 30, 2024 and 2023 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Cost of products sold	$0.6	$0.6	$2.6	$1.7
Selling and administrative expense	5.3	4.6	16.1	14.0
Research and development expense	0.6	0.5	1.7	1.3
Total Stock-Based Compensation Expense	$6.5	$5.7	$20.4	$17.0
Tax benefit associated with stock-based compensation costs recognized	$0.6	$0.7	$1.8	$2.2
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Equity Awards	$6.3	$5.6	$20.1	$16.6
Liability Awards	0.2	0.1	0.3	0.4
Total	$6.5	$5.7	$20.4	$17.0

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes the Company's total stock-based compensation expense by award type for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Time-Vested Restricted Stock Units (TVUs)	$4.8	$4.2	$15.4	$12.5
Performance-Based Restricted Stock Units (PSUs)	0.7	0.3	2.0	0.9
Stock Appreciation Rights (SARs)	1.0	1.2	3.0	3.6
Total	$6.5	$5.7	$20.4	$17.0
Time Vested Restricted Stock Units ("TVUs")
During the nine months ended June 30, 2024, Embecta granted 1,420,364 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.
A summary of TVUs outstanding as of June 30, 2024 and changes during the nine months ended June 30, 2024 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,188.8	$29.42
Granted*	1,420.4	17.36
Distributed**	(507.3)	28.57
Forfeited, canceled or expired	(97.9)	21.63
Nonvested at June 30	2,004.0	$21.46
Expected to vest at June 30	1,900.9	$21.56

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the nine months ended June 30, 2024 is $17.36 and the total fair value of TVUs vested during the nine months ended June 30, 2024 is $14.6 million.
At June 30, 2024, the weighted average remaining vesting term of TVUs is 1.9 years.
Performance Based Restricted Stock Units ("PSUs")
During the nine months ended June 30, 2024, Embecta awarded 548,252 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of June 30, 2024, there were 728,811 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of PSUs outstanding as of June 30, 2024 and changes during the nine months ended June 30, 2024 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	57.8	$30.24
Forfeited, canceled or expired	(0.3)	30.24
Nonvested at June 30	57.5	$30.24
Expected to vest at June 30	54.3	$30.24
At June 30, 2024, the weighted average remaining vesting term of PSUs is 1.9 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of June 30, 2024 and changes during the nine months ended June 30, 2024 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,831.7	$29.06
Forfeited, canceled or expired	(45.3)	27.36
Balance at June 30	1,786.4	$29.10	7.0	$—
Vested and expected to vest at June 30	1,735.0	29.07	7.0	$—
Exercisable at June 30	851.8	$28.04	6.3	$—

No SARs were exercised during the nine months ended June 30, 2024.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of June 30, 2024, is approximately $34.9 million which is expected to be recognized over a weighted-average remaining life of approximately 1.9 years. At June 30, 2024, 2.6 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan.
Note 10 — Goodwill, Intangible Assets, and Cloud Computing Arrangements
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	June 30, 2024	September 30, 2023
Amortized intangible assets
Patents – gross	$10.6	$10.6
Less: accumulated amortization	(4.9)	(4.5)
Patents – net	$5.7	$6.1
Customer Relationships and Other – gross	$5.3	$5.4
Less: accumulated amortization	(2.7)	(2.4)
Customer Relationships and Other – net	$2.6	$3.0
Total amortized intangible assets	$8.3	$9.1
Goodwill	15.5	15.6
Total Goodwill and Other Intangible Assets	$23.8	$24.7

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	June 30, 2024	September 30, 2023
Short-term portion	$10.1	$4.0
Long-term portion	56.3	34.0
Total Capitalized implementation costs	$66.4	$38.0
Less: accumulated amortization	(3.9)	—
Total Capitalized implementation costs, net	$62.5	$38.0
Costs amortized during the three and nine months ended June 30, 2024 were $2.2 million and $3.8 million, respectively, and are included in Other operating expenses. For the three and nine months ended June 30, 2023 there were no costs recognized related to the implementation of these cloud computing arrangements due to the timing of when these projects were placed into service. As of June 30, 2024, cloud computing arrangement assets in-service have useful lives which range from approximately three to nine years.
Note 11 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2024, no amount has been drawn on the Revolving Credit Facility.
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
The following is a summary of Embecta's total debt outstanding as of June 30, 2024:

Term Loan due March 2029	$928.6
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,628.6
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(28.3)
Long-term debt	$1,590.8
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in

Dollar amounts are in millions except per share amounts or as otherwise specified.

the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2024	$2.4
2025	9.5
2026	9.5
2027	9.5
2028	9.5
Thereafter	1,588.2
The estimated fair value of long-term debt (including current portion) at June 30, 2024 was $1,454.6 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,600.3 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 12 — Earnings per Share
The calculation of earnings per basic and diluted common share for the three and nine months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net Income attributable to Embecta	$14.7	$15.2	$63.7	$64.4

Basic weighted average number of shares outstanding	57,768	57,296	57,641	57,223
Stock awards and equity units (share equivalent)	74	286	502	491
Diluted weighted average shares outstanding	57,842	57,582	58,143	57,714

Earnings per common share - Basic	$0.25	$0.27	$1.11	$1.13
Earnings per common share - Diluted	$0.25	$0.26	$1.10	$1.12
Earnings per diluted share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For the three months ended June 30, 2024 and 2023, 4.3 million and 2.1 million, respectively, and for the nine months ended June 30, 2024 and 2023, 2.8 million and 1.9 million, respectively, of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
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
The effective tax rates were 45.6% and 24.4% for the three months ended June 30, 2024 and 2023, respectively. The increase in the Company’s effective tax rate from the prior comparative period is primarily due to an increase in non-deductible interest expense in the United States and higher U.S. tax on foreign earnings. This was partially offset by lower tax expense due to a change in the mix of earnings among tax jurisdictions.
The effective tax rates were (24.4)% and 36.0% for the nine months ended June 30, 2024 and 2023, respectively. The decrease in the Company’s effective tax rate from the prior comparative period is attributable to lower withholding taxes on undistributed foreign earnings which reflects a tax benefit of approximately $18.8 million related to Swiss withholding taxes from prior years. Also contributing to the decrease was the recognition of a tax benefit of approximately $17.1 million for the establishment of a deferred tax asset as a result of a higher Swiss cantonal tax rate that contributed to an increased tax basis that is amortizable for income tax purposes over a period of seven years. The decrease in the

Dollar amounts are in millions except per share amounts or as otherwise specified.

effective tax rate was also impacted by lower tax expense due to a change in the mix of earnings among tax jurisdictions. This was partially offset by an increase in non-deductible interest expense in the U.S.
Note 14 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2024	September 30, 2023
Cash and equivalents	$275.1	$326.3
Restricted cash	6.7	0.2
Cash and equivalents and restricted cash	$281.8	$326.5
Cash and equivalents as of June 30, 2024 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $3.1 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and $9.4 million and $6.7 million for the nine months ended June 30, 2024 and 2023, respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of June 30, 2024 and September 30, 2023, respectively:

	Hedge Designation	June 30, 2024	September 30, 2023
Foreign exchange contracts (a)	Undesignated	$5.1	$6.7
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
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 39.2% for the three months ended June 30, 2024, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 41.1% of total revenues for the nine months ended June 30, 2024.
Two of the Company's customers represented at least 10.0% of total gross trade receivables individually and, in the aggregate, represented approximately 38.0% as of June 30, 2024.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 15 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	June 30, 2024	September 30, 2023
Land	$3.0	$2.3
Buildings	118.9	124.5
Machinery, equipment and fixtures	587.0	567.2
Leasehold improvements	11.0	9.1
Construction in progress	37.2	44.8
	$757.1	$747.9
Less: accumulated depreciation	(465.9)	(447.7)
Total Property, Plant and Equipment, Net	$291.2	$300.2
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
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	September 30, 2023
Finance Leases
Property, Plant, and Equipment, Net	$31.4	$33.1
Total Finance Lease Assets	$31.4	$33.1

Current finance lease liabilities	$3.4	$3.6
Non Current Finance Lease Liabilities	30.5	31.5
Total Finance Lease Liabilities	$33.9	$35.1

Weighted-average remaining lease term (years)	12.8	13.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$20.4	$23.0
Total Operating Lease Assets	$20.4	$23.0

Accrued expenses	$4.9	$5.9
Deferred Income Taxes and Other Liabilities	13.6	15.4
Total Operating Lease Liabilities	$18.5	$21.3

Weighted-average remaining lease term (years)	6.7	7.3
Weighted-average discount rate	6.7%	6.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.

Supplemental cash flow information related to leases for the nine months ended June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Right of use assets obtained in exchange for lease liabilities
Operating Leases	$1.5	$17.4

	June 30, 2024	June 30, 2023
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$5.0	$1.6
Financing cash flows from Finance Lease	1.0	2.7
Operating cash flows from Finance Lease	2.0	—

Maturities of the Company's finance and operating lease liabilities as of June 30, 2024 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2024	$0.9	$1.3	$2.2
2025	3.7	4.1	7.8
2026	3.7	2.3	6.0
2027	3.8	1.8	5.6
2028	3.9	2.1	6.0
Thereafter	36.2	11.3	47.5
Total lease payments	$52.2	$22.9	$75.1
Less: amount representing interest	18.3	4.4	22.7
Present value of lease liabilities	$33.9	$18.5	$52.4

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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. In the 100-year history of our business, we believe that our products have become some of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by approximately 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing, supply chain and commercial footprint.
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
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral anti-diabetic drugs (e.g., SGLT-2s), GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products. New drug therapies, including weekly insulin, are targeted to challenge the current diabetes treatment paradigm, including the frequency insulin is dosed (weekly vs. daily injections) and amount of insulin used. Additionally, insulin therapy in developed markets continues to transition to infusion pumps.
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
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the Israel-Hamas war and Houthi attacks on commercial shipping vessels and other naval vessels. As of August 9, 2024, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,			Nine months ended June 30,
	2024	2023	%	2024	2023	%
Revenues	$272.5	$286.1	(4.8)%	$837.0	$838.9	(0.2)%
Cost of products sold	82.4	96.6	(14.7)	275.6	270.8	1.8
Gross Profit	190.1	189.5	0.3	561.4	568.1	(1.2)
Operating expenses:
Selling and administrative expense	85.7	87.6	(2.2)	268.3	245.6	9.2
Research and development expense	20.4	22.6	(9.7)	59.0	61.6	(4.2)
Other operating expenses	28.1	28.0	0.4	93.5	65.2	43.8
Total Operating Expenses	134.2	138.2	(2.9)	420.8	372.4	13.0
Operating Income	55.9	51.3	9.0	140.6	195.7	(28.2)
Interest expense, net	(27.8)	(27.0)	3.0	(83.3)	(79.4)	4.9
Other income (expense), net	(1.1)	(4.2)	(73.8)	(6.1)	(15.6)	(60.9)
Income Before Income Taxes	27.0	20.1	34.3	51.2	100.7	(49.2)
Income tax provision (benefit)	12.3	4.9	151.0	(12.5)	36.3	(134.4)
Net Income	$14.7	$15.2	(3.3)	$63.7	$64.4	(1.1)

Net Income per common share:
Basic	$0.25	$0.27	(7.4)%	$1.11	$1.13	(1.8)%
Diluted	$0.25	$0.26	(3.8)%	$1.10	$1.12	(1.8)%
Three Months Ended June 30, 2024 Summary (on a comparative basis)
Key financial results for the three months ended June 30, 2024 were as follows:
•Revenue decreased by $13.6 million to $272.5 million from $286.1 million;
•Gross profit increased by $0.6 million to $190.1 million from $189.5 million. Gross profit as a percent of revenue was 69.8%, as compared to 66.2% in the prior year comparative period;
•Operating income increased by $4.6 million to $55.9 million from $51.3 million; and
•Net income decreased by $0.5 million to $14.7 million from $15.2 million.
Nine Months Ended June 30, 2024 Summary (on a comparative basis)
Key financial results for the nine months ended June 30, 2024 were as follows:
•Revenue decreased by $1.9 million to $837.0 million from $838.9 million;
•Gross profit decreased by $6.7 million to $561.4 million, compared to $568.1 million. Gross profit as a percent of revenue was 67.1%, as compared to 67.7% in the prior year comparative period;
•Operating income decreased by $55.1 million to $140.6 million from $195.7 million; and
•Net income decreased by $0.7 million to $63.7 million from $64.4 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues
Our revenues decreased by $13.6 million, or 4.8%, to $272.5 million for the three months ended June 30, 2024 as compared to revenues of $286.1 million for the three months ended June 30, 2023. Changes in revenues are driven by the volume of goods that the Company sells, the prices it negotiates with customers, and changes in foreign exchange rates. The decrease in revenues was driven by $24.4 million of unfavorable changes in volume and $2.5 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar. This was partially offset by $7.8 million of favorable gross-to-net adjustments resulting from changes in estimates, $4.9 million of favorable changes in price, and a $0.6 million increase in contract manufacturing revenues related to sales of non-diabetes products to BD.
Our revenues decreased by $1.9 million, or 0.2%, to $837.0 million for the nine months ended June 30, 2024 as compared to revenues of $838.9 million for the nine months ended June 30, 2023. The decrease in revenues was driven by $11.4 million of unfavorable changes in volume, $2.7 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar, and a $2.5 million decrease in contract manufacturing revenues related to sales of non-diabetes products to BD. This was partially offset by $14.0 million of favorable changes in price and $0.7 million of favorable gross-to-net adjustments resulting from changes in estimates.
Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
United States	$143.6	$153.9	$439.8	$449.6
International	128.9	132.2	397.2	389.3
Total	$272.5	$286.1	$837.0	$838.9
Cost of products sold
Cost of products sold decreased by $14.2 million, or 14.7%, to $82.4 million for the three months ended June 30, 2024 as compared to $96.6 million for the three months ended June 30, 2023. Cost of products sold as a percentage of revenues was 30.2% for the three months ended June 30, 2024 as compared to 33.8% for the three months ended June 30, 2023. The decrease in cost of products sold for the three month comparative period was primarily driven by lower net revenues and the impact of favorable profit in inventory adjustments as a result of inventory that was sold to external customers that was manufactured in anticipation of our ERP system and other Business Continuity Processes that went live during fiscal 2024. We are not expecting to record a favorable profit in inventory adjustment in the fourth quarter of fiscal 2024. This was partially offset by inflation on the costs of certain raw materials (including freight), direct labor, and overhead, and unfavorable impacts due to foreign exchange rates. We intend to continue to work to improve productivity to help partially offset the impact of these increased costs.

Cost of products sold increased by $4.8 million, or 1.8%, to $275.6 million for the nine months ended June 30, 2024 as compared to $270.8 million for the nine months ended June 30, 2023. Cost of products sold as a percentage of revenues was 32.9% for the nine months ended June 30, 2024 as compared to 32.3% in the nine months ended June 30, 2023. The increase in cost of products sold for the nine month comparative period was primarily driven by the impact of inflation on the costs of certain raw materials (including freight), direct labor, and overhead, the impact of negative year-over-year manufacturing variances primarily attributable to the planned temporary shutdown of our Suzhou, China facility as it relates to production for the domestic Chinese market, and unfavorable impacts due to foreign exchange rates. We intend to continue to work to improve productivity to help partially offset these increased costs. This was partially offset by the impact of profit in inventory adjustments as a result of inventory that was sold to external customers that was manufactured in anticipation of our ERP system and other Business Continuity Processes that went live during fiscal 2024, as well as lower net revenues.
Selling and administrative expenses
Selling and administrative expenses decreased by $1.9 million, or 2.2%, to $85.7 million for the three months ended June 30, 2024 as compared to $87.6 million for the three months ended June 30, 2023. The decrease for the three month comparative period was primarily driven by actions taken in the current period to reduce headcount and marketing expense in addition to lower TSA and LSA costs with BD. This was offset by increased outbound freight and warehousing costs.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Selling and administrative expenses increased by $22.7 million, or 9.2%, to $268.3 million for the nine months ended June 30, 2024 as compared to $245.6 million for the nine months ended June 30, 2023. The increase for the nine month comparative period was primarily driven by an increase in compensation and benefit costs due to increased headcount on average in the current period in addition to increased outbound freight and warehousing costs. This was partially offset primarily by lower TSA and LSA costs with BD incurred in the current year period.
Research and development expenses
Research and development expenses decreased by $2.2 million, or 9.7%, to $20.4 million for the three months ended June 30, 2024 as compared to $22.6 million for the three months ended June 30, 2023. Research and development expenses decreased by $2.6 million, or 4.2%, to $59.0 million for the nine months ended June 30, 2024 as compared to $61.6 million for the nine months ended June 30, 2023. The decrease for the three and nine month comparative periods were primarily driven by timing of payments made in connection with our insulin patch pump platform.
Other operating expenses
Other operating expenses incurred primarily relate to accounting, auditing, legal services, marketing, supply chain, employee retention, costs associated with the implementation of our new ERP system and other Business Continuity Processes, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity. As we continue to stand-up various corporate functions as a stand-alone publicly-traded company, we expect to incur similar costs associated with the same type of activities in the current year.
For the three and nine months ended June 30, 2024, we recognized costs associated with the amortization of cloud computing arrangements. For the three and nine months ended June 30, 2023 there were no amortization of implementation costs associated with cloud computing arrangements due to the timing of when these projects were placed into service.
Other operating expenses are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Costs related to the Separation	$25.8	$27.0	$89.6	$64.1
Amortization of cloud computing arrangements	2.2	—	3.8	—
Other	0.1	1.0	0.1	1.1
Total	$28.1	$28.0	$93.5	$65.2
Interest expense, net
Interest expense, net increased by $0.8 million to $27.8 million for the three months ended June 30, 2024 as compared to $27.0 million for the three months ended June 30, 2023. Interest expense, net increased by $3.9 million to $83.3 million for the nine months ended June 30, 2024 as compared to $79.4 million for the nine months ended June 30, 2023. The increases for both comparative periods were primarily a result of higher interest rates on our variable rate debt which is attributable to increases in SOFR that impacted our Term Loan. This was partially offset by an increase in interest income from amounts held in interest bearing accounts and money market funds. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2024. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.
Other income (expense), net
Other income (expense), net, was $(1.1) million and $(4.2) million for the three months ended June 30, 2024 and 2023, respectively. Other income (expense), net, was $(6.1) million and $(15.6) million for the nine months ended June 30, 2024 and 2023, respectively. The costs incurred for all periods primarily relate to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor. We do not expect to incur any additional amounts where BD is considered the primary obligor.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Income tax provision (benefit)
The effective tax rates were 45.6% and 24.4% for the three months ended June 30, 2024 and 2023, respectively. The increase in the Company’s effective tax rate from the prior comparative period is primarily due to an increase in non-deductible interest expense in the United States and higher U.S. tax on foreign earnings. This was partially offset by lower tax expense due to a change in the mix of earnings among tax jurisdictions.
The effective tax rates were (24.4)% and 36.0% for the nine months ended June 30, 2024 and 2023, respectively. The decrease in the Company’s effective tax rate from the prior comparative period is attributable to lower withholding taxes on undistributed foreign earnings which reflects a tax benefit of approximately $18.8 million related to Swiss withholding taxes from prior years. Also contributing to the decrease was the recognition of a tax benefit of approximately $17.1 million for the establishment of a deferred tax asset as a result of a higher Swiss cantonal tax rate that contributed to an increased tax basis that is amortizable for income tax purposes over a period of seven years. The decrease in the effective tax rate was also impacted by lower tax expense due to a change in the mix of earnings among tax jurisdictions. This was partially offset by an increase in non-deductible interest expense in the U.S.
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
The following is a summary of Embecta's total debt outstanding as of June 30, 2024:

Term Loan	$928.6
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,628.6
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(28.3)
Long-term debt	$1,590.8
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2024	$2.4
2025	9.5
2026	9.5
2027	9.5
2028	9.5
Thereafter	1,588.2

Dollar amounts are in millions except per share amounts or as otherwise specified.

Certain measures relating to our total debt outstanding as of June 30, 2024 were as follows:

Total debt	$1,600.3

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	7.2%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2024, we were in compliance with all of such covenants. The credit agreement and the senior secured are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
For additional information related to the Company's debt related activities, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.
Leases
Maturities of our finance lease and operating lease liabilities as of June 30, 2024 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2024	$0.9	$1.3	$2.2
2025	3.7	4.1	7.8
2026	3.7	2.3	6.0
2027	3.8	1.8	5.6
2028	3.9	2.1	6.0
Thereafter	36.2	11.3	47.5
Total lease payments	$52.2	$22.9	$75.1
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
As of March 31, 2024, all Factoring Agreements between Embecta and BD had expired and terminated as a result of our implementation and onboarding of certain Business Continuity Processes in North America, and certain jurisdictions in Europe and Asia.
Access to Capital and Credit Ratings
In May 2024 and June 2024, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings. Our Moody's Investors Services credit rating is B1 and our Standard & Poor's Rating Services credit rating is B+.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cash and equivalents and restricted cash were $281.8 million as of June 30, 2024 as compared to $326.5 million as of September 30, 2023.
The primary sources and uses of cash that contributed to the $44.7 million decrease were:

September 30, 2023 Cash and equivalents and restricted cash balance	$326.5
Cash provided by operating activities	9.1
Cash used for investing activities	(15.8)
Cash used for financing activities	(36.8)
Effect of exchange rate changes on cash and equivalents and restricted cash	(1.2)
June 30, 2024 Cash and equivalents and restricted cash balance	$281.8
Net cash provided by operating activities was primarily attributable to:

Net income	$63.7
Non-cash adjustments related to depreciation and amortization, stock-based compensation, and deferred income taxes	12.5
Change in accounts payable and accrued expenses	34.5
Change in trade receivables	(156.2)
Change in inventories	(32.8)
Change in amounts due from/due to Becton, Dickinson and Company	49.2
Change in prepaid expenses and other	53.7
Change in income and other net taxes payable	7.2
Change in other assets and liabilities, net	(22.7)
Net cash provided by operating activities	$9.1
The change in accounts payable and accrued expenses is primarily due to timing attributable to payments to vendors during the nine month period ending June 30, 2024.
As a result of the implementation of certain Business Continuity Processes, including our ERP system that went live in November 2023 for our North America business operations and in March 2024 for our EMEA and Greater Asia business operations as well as the expiration and termination of the Factoring Agreements between Embecta and BD, we are now responsible for the collection of any outstanding trade receivables in those respective regions. The increase in trade receivables is a direct result of this impact, and we expect to convert these outstanding trade receivables into cash in line with contractual customer payment terms.
The change in inventories is driven by actions taken to increase raw material purchases and finished goods in the current year in anticipation of our ERP system and other Business Continuity Processes that went live during fiscal 2024. We expect inventory levels to decrease during the remainder of fiscal 2024.
The change in amounts due from/due to Becton, Dickinson and Company primarily relates to the expiration and termination of the Factoring Agreement between Embecta and BD as we are now responsible for the collection of any outstanding trade receivables on a global basis.
The change in prepaid expenses and other are primarily driven by a reduction in payments to BD for future payments made to third parties on our behalf as a result of our implementation of certain Business Continuity Processes, including our ERP system, that went live in fiscal 2024.
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
Net cash used for investing activities was comprised of capital expenditures of $15.8 million for the nine months ended June 30, 2024 to support further expansion of our business and operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net cash used for financing activities was primarily attributable to:

Dividend payments	$(25.8)
Payments on long-term debt	(7.2)
Payments related to tax withholding for stock-based compensation	(2.8)
Payments on finance lease	(1.0)
Net cash used for financing activities	$(36.8)
Contractual Obligations
Our contractual obligations as of June 30, 2024, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2023 Form 10-K for further details. As of June 30, 2024, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in the 2023 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. There have been no changes to our critical accounting policies as of June 30, 2024.
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

Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at June 30, 2024, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.3 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR.
Item 4. Controls and Procedures.
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
In 2022, the Company commenced the process of implementing a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP system and other Business Continuity Processes is highly complex and will occur in phases across our geographies. The first phase of the implementation began in the fourth quarter of fiscal year 2023. The second phase began in the first quarter of fiscal year 2024 and will continue thorough the fiscal year with the remaining phases expected to be completed in fiscal year 2025. A standardized internal control framework was implemented with each phase as we move away from relying on BD’s systems and controls.
The Company continues to evaluate the design and effectiveness of certain controls, including, but not limited to, the information technology controls supporting the recently implemented ERP system and certain controls supporting the Business Continuity Processes, which will continue through the end of this fiscal year and into fiscal year 2025 for Latin America and India.
Up until the second phase of the implementation of the Business Continuity Processes discussed previously, we relied on certain material processes and internal controls over financial reporting performed by BD. Subsequent to the second phase of this implementation, we have and will continue to rely on certain processes and internal controls over financial reporting performed by BD for Latin America and India.
Except as set forth above, there were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, Embecta's internal controls over financial reporting.

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

EMBECTA CORP.

Date: August 9, 2024	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2024	By:	/s/ Brian Capone
	Name:	Brian Capone
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)