Form 10-K
period 2024-09-30
Embecta Corp.
filed 2024-12-11
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended March 31, 2024, was approximately $763 million.

The registrant had outstanding 58,130,561 shares of common stock as of November 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Embecta Corp.
2024 Form 10-K Annual Report
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
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. Building on our 100-year centennial, we believe that our products have become one of the most widely recognized and respected brands in diabetes management throughout the world. We estimate that our products are used by more than 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes.
We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices. Our conventional pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our conventional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety arm that can be activated with one-hand after the injection to help protect healthcare workers from needlestick injuries.
In addition to selling pen needles, syringes and safety devices, we seek to promote advances in diabetes care through thought leadership, and engagement with the diabetes community, healthcare providers and other stakeholders. In addition, we intend to continue to explore strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth and give us access to innovative technologies, complementary product lines, and new markets.
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
Companies with whom we currently compete in the diabetes drug injection business include Novo Nordisk, HTL-Strefa, and Terumo Medical Corporation. We also compete with providers of insulin pumps and other insulin administration devices. We compete in the marketplace based on a number of factors, including product quality, clinical innovation, price, service, reputation and commercial excellence.
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
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of its patch pump program. The Company will refocus its research and development strategy on its core business.
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
While no single patent or patent family is material to our business, our pen needle and syringe products contain features that are protected by a portfolio of utility and design patents and pending patent applications, including features related to safety, comfort, ease of use, and visual features. Generally, patent protection for these products and technologies is sought in the United States, Canada, Europe, China and Japan. We are not aware of any pending third-party claims or challenges that would be expected to materially affect the patent protection of these products or technologies.
As of September 30, 2024, we held about 670 patents in the United States and in various foreign countries in which we conduct business, as well as about 50 patents pending protecting our core injection business. The majority of our United States and foreign patents for individual products are in force for twenty years from the initial filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.
Our products and services are sold around the world under various trade names, trademarks and brand names, which we consider to be valuable in the marketing of our products in each segment. As of September 30, 2024, we had about 400 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as about 85 trademark applications pending worldwide for our core injection business.
Embecta owns, and BD provides Embecta a license to use, intellectual property rights necessary to operate our business. BD grants Embecta a license to use such intellectual property rights on the terms and conditions set forth in an intellectual property matters agreement, which are described under “Agreements Related to the Separation.”
Regulation
Changes in legislation or government policies, including with respect to licensing, health information privacy and data privacy and healthcare costs, reimbursement, coverage and access, can have a material impact on our worldwide operations. Our operations are subject to, and affected by, regulations of medical devices promulgated by federal, state and local authorities in the United States, including the U.S. Food and Drug Administration ("FDA"), and other regulatory authorities with jurisdiction over our foreign operations. FDA regulations govern, among other things, product design and development, preclinical and clinical testing, pre-market clearance and approval, manufacturing, labeling, product storage, advertising and promotion, sales and distribution, post-market adverse event reporting, postmarket surveillance, complaint handling, repair or recall of products and record keeping. These regulations not only affect products in our existing markets, but also our ability to market new products under development. For existing and potential new products, failure to comply with ongoing regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include warning letters that require corrective action, fines, injunctions, rescissions of previously granted clearances and/or approvals and other penalties.
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
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, as amended, and the related Logistics Services Agreement, as amended (“LSA”), Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report (collectively, the “Interim Business Continuity Processes”). The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. Such services provided pursuant to the TSA were to terminate no later than April 1, 2024, 24 months following the Separation, and such services provided pursuant to the LSA were to terminate no later than January 1, 2024, which BD had agreed to extend through March 31, 2024. On March 28, 2024, BD granted a limited extension until November 1, 2024 of certain services under the TSA, LSA and other transaction documents in a limited set of markets (the "Extension") to support the Interim Business Continuity Processes.
•Distribution Agreements - Embecta and BD entered into distribution agreements for certain territories, principally in the Asia Pacific Region and Latin America, whereby a subsidiary of BD was appointed as a distributor of Embecta or its relevant subsidiaries to support certain commercial operations of the diabetes care business on a transitional basis in these regions for a maximum of two years. The distribution agreements each continued until either (1) certain governmental approvals needed to distribute products in the defined territory were obtained and order-to-cash processes and other services of the Company for such territory were migrated to an alternative commercial arrangement between the parties or (2) the applicable services were transitioned to a third-party distributor or independently performed by Embecta, but in any event no longer than the maximum term of two years, except certain such agreements may be extended in connection with the Extension. All distribution agreements in the Asia Pacific Region and Latin America terminated and expired in October 2024. Embecta paid BD a return of 1.5% to 2.0% of net revenue for each territory.
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
•Logistics Services Agreement - Embecta and BD entered into the LSA whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years, which BD had agreed to extend pursuant to the Extension. Embecta pays BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue (which increased to 1.25% of net revenue after January 1, 2024).
•Other agreements that Embecta entered into with BD include, but are not limited to, an employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility location in Holdrege, Nebraska.
Human Resources ("HR")
As of September 30, 2024, we had approximately 2,100 regular employees globally (which includes deferred closing countries), with approximately 900 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading diabetes care companies. Our success is dependent on our ability to attract, engage and retain the best talent that reflects our diverse communities. To do so, we focus on the most critical areas that help create a great workplace and enable our business priorities.
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

Diversity, Equity & Inclusion
Embecta engages a workforce that reflects the communities where we operate. Our workforce, including our leadership team, and our Board of Directors, includes diverse members and teams. Our commitment to Diversity, Equity & Inclusion is embedded in our values. We believe that employee diversity makes us better at identifying opportunities and solving problems. We are committed to creating and sustaining an environment where everyone brings their authentic selves to work, to help us fulfill our mission of helping people with diabetes.
Corporate Responsibility ("CR") and Environmental, Social and Governance ("ESG")
Embecta has continued to stand up a standalone multi-year strategy to advance its ESG initiatives. The focus in fiscal year 2024 was to evaluate Embecta’s global ESG risks and impacts. This evaluation phase commenced with a Sustainability Materiality Assessment and an internal review of the United Nations Sustainable Development Goals. Separately, the governance structures for managing ESG topics and updates were documented via the Company's Enterprise Risk Committee charter. Embecta plans to provide an updated Sustainability Report during its 2025 fiscal year.
Available Information
Embecta maintains an official corporate website, which can be accessed at www.embecta.com. The Company makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings may be obtained and printed free of charge at investors.embecta.com.
In addition, the written charters of the Audit Committee; the Compensation and Management Development Committee; the Corporate Governance and Nominating Committee; and the Technology, Quality and Regulatory Committee of the Board of Directors, Embecta’s Corporate Governance Principles and its Code of Conduct, are available and may be printed free of charge at Embecta’s website at https://investors.embecta.com/corporate-governance/documents-charters. Printed copies of these materials, this Annual Report on Form 10-K, and Embecta’s reports and statements filed with, or furnished to, the SEC, may also be obtained, without charge, by contacting the Corporate Secretary, Embecta Corp., 300 Kimball Dr., Suite 300, Parsippany, New Jersey 07054, telephone 862-401-0000. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
•If the third parties on which Embecta relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, or if market or clinical or other studies are unfavorable to its products in development, Embecta may not be able to obtain regulatory clearance or approval or commercialize its products.
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
•Embecta is subject to risks associated with public health threats, such as pandemics, which could have a material adverse effect on Embecta's financial condition and results of operations.
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
•In order to conduct its operations and meet its financial reporting and other obligations, Embecta relies on certain services provided by BD pursuant to the transaction documents entered into with BD in connection with the Separation. If Embecta is unable to extend the services on similar terms or replace the services that BD currently provides to it on terms that are at least as favorable to Embecta as the terms on which BD is providing these services, or if BD otherwise terminates any of the services, Embecta’s business, financial condition and results of operations may be materially adversely affected.
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
•Embecta may be affected by significant restrictions under the tax matters agreement in order to avoid triggering significant tax-related liabilities.
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
•The closing of the Separation was deferred in certain jurisdictions, and may not occur at all in such jurisdictions, due to local regulatory requirements, which may adversely affect Embecta’s business, financial condition and results of operations.
•Satisfaction of indemnification obligations following the distribution could have a material adverse effect on Embecta’s financial condition, results of operations and cash flows.
Risks Related to Embecta’s Common Stock
•The price and trading volume of Embecta’s common stock may be volatile, and stockholders could lose all or part of their investment in Embecta.
•The material weakness in our internal control over financial reporting that has been identified and our ability to remediate such material weakness.
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
The medical technology industry is subject to rapid technological change and frequent introduction of new products. The development of new or improved products, processes or technologies by other companies (such as new technologies to administer insulin) that provide better features, pricing, clinical outcomes or economic value may make Embecta’s existing or new products less competitive. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies, including oral and once-weekly anti-diabetic drugs, GLP-1s and GLP-1 combination products, for disease states (including diabetes) that may be delivered without a medical device, such as pen needles. Lower cost producers have also created pricing pressure, particularly in emerging markets. There can be no assurance that Embecta’s products will be commercially successful, and it is possible that its business will be adversely affected from time to time as a result of products developed by its competitors.
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
Embecta’s ability to generate profits and operating cash flow depends largely upon the continued profitability of its key products, such as its pen needles and syringes. For example, for the fiscal year ended September 30, 2024, sales of pen needles accounted for approximately $844 million, or 75%, of total net revenues. Any event that adversely affects the sale or profitability of this product could adversely affect Embecta’s sales, results of operations and cash flows. These adverse events could include a decrease in the demand for such products, the pressure to decrease the price of such products, any increase in costs of manufacturing such products or other supply chain disruptions, increased availability and marketability of competitive products, increased competition from the introduction of new products related to the treatment of diabetes or removal from the market of these products for any reason.
Technological breakthroughs in diabetes treatment or prevention may reduce demand for Embecta’s products.
The diabetes treatment industry is subject to technological change and product innovation. A number of companies and medical researchers are developing and commercializing new ways to deliver insulin to patients, including insulin administration technologies that do not require the use of a needle, that reduce the frequency of insulin administration, or that treat diabetes without the use of insulin or by delaying the use of insulin, such as oral and once-weekly anti-diabetic drugs, GLP-1s and GLP-1 combination products. If they are successful in developing and commercializing these technologies or treatment therapies, the demand for Embecta’s products could decline. Furthermore, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent diabetes. Any technological breakthroughs in diabetes prevention or treatment could decrease demand for Embecta’s products and have a material adverse effect on its business or results of operations.
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
Embecta may experience difficulties and delays inherent in manufacturing its products, such as failure of Embecta or its suppliers to comply with applicable regulations and quality assurance guidelines, which failures may lead to: manufacturing suspensions, shutdowns or delays; delays related to the construction of new facilities or the expansion of existing facilities; and other manufacturing or distribution problems, including changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements, changes in types of products produced and physical limitations that could affect supply. In addition, Embecta could experience difficulties or delays in manufacturing its products caused by the impact of natural disasters, global conflicts, health pandemics, and shipping delays at ports of entry or exit. Manufacturing difficulties can also result in product shortages, leading to lost sales and reputational harm. In addition, many of Embecta’s products require sterilization prior to sale. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. To the extent Embecta or third parties (including BD) are unable to sterilize Embecta’s products, whether due to lack of capacity, increased demand, regulatory requirements or changes or otherwise, Embecta may be unable to transition sterilization to other sites or modalities in a timely or cost effective manner, or at all, which could have an adverse impact on Embecta’s business.

A substantial portion of Embecta’s revenue is derived from sales to a few customers. If these customers reduce the amount of product that they purchase from Embecta, reduce the amount that they are willing to pay for such products or increase charges to distribute such products, Embecta’s business, financial condition and results of operations could be adversely affected.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. For example, for the fiscal year ended September 30, 2024, gross sales to McKesson Corporation, Cardinal Health and Cencora, Embecta’s three largest distributors, together represented approximately 41% of Embecta’s worldwide gross sales. The costs charged by these and other distributors to distribute Embecta’s products is also subject to negotiation, and such distributors may propose increases in such charges from time to time. In addition, for the fiscal year ended September 30, 2024, direct gross sales to the five largest retail pharmacies for Embecta’s products together represented approximately 14% of Embecta’s worldwide gross sales. If any of Embecta’s largest customers reduce the amount of product that they purchase from Embecta, negotiate a reduced price for such products or increase the charges to distribute such products, each could have a material adverse effect on Embecta’s business, financial condition and results of operations.
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
In the United States, both public and private payers continue to take aggressive steps to control their expenditures for medical devices by placing restrictions on how many and which brands of devices they will provide coverage for across the spectrum of available products. Important competitive factors include quality, price, price and inflation guarantees and demonstrated ability to supply markets. Any failure by Embecta to differentiate its products with existing payers based on these and other factors or establish new payer relationships may adversely affect its financial condition and results of operations.
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
Embecta believes that a significant portion of its sales will continue to be from independent distributors for the foreseeable future, and it is possible that the percentage of its sales from independent distributors could increase. None of Embecta’s independent distributors in the United States has been required to sell Embecta’s products exclusively, and each of them may freely sell the products of Embecta’s competitors. If Embecta is unable to maintain or expand its network of independent distributors, its sales may be negatively affected. For the fiscal year ended September 30, 2024, McKesson Corporation, Cardinal Health and Cencora, Embecta’s three largest distributors, together represented approximately 41% of Embecta’s worldwide gross sales. If any of Embecta's key independent distributors were to cease to distribute Embecta’s products or reduce their promotion of such products as compared to the products of Embecta’s competitors, Embecta may need to seek alternative independent distributors or increase its reliance on other independent distributors or its direct sales representatives, which alternative arrangements may not be sufficient to prevent a material reduction in sales of its products.
Embecta’s future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed or be successful.
A significant element of Embecta’s strategy is to increase revenue growth by focusing on innovation and new product development. Even if Embecta submits an application to the FDA for clearance, there is no assurance that such clearance will be obtained or that Embecta will be able to market and sell such products successfully. New product development requires significant investment in research and development. The results of Embecta’s product development efforts may be affected by a number of factors, including Embecta’s ability to anticipate the needs of people with diabetes, successfully complete clinical and other trials, obtain regulatory clearance and approvals for its products, manufacture such products in a cost-effective manner, obtain appropriate intellectual property protection for such products, gain and maintain market acceptance of such products, secure distribution channels, and obtain access, coverage and reimbursement for such products. Even if cleared by the FDA or foreign regulatory agencies, future generations of our systems, expanded indications for use of future systems, our software platforms or any other system under development, may not be cleared for the indications that are necessary or desirable for successful commercialization. There can be no assurance that Embecta will be able to successfully develop or commercialize any products now in development or that Embecta may seek to fully develop or commercialize such products in the future.

If the third parties on which Embecta relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, or if market or clinical or other studies are unfavorable to its products in development, Embecta may not be able to obtain regulatory clearance or approval or commercialize its products.
Embecta relies on third parties, such as contract research organizations, medical institutions, clinical investigators, contract laboratories and other third parties, to conduct some of its studies, including clinical trials, human factors studies and pre-clinical investigations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to failure to adhere to the protocols or regulatory requirements or for other reasons, Embecta’s pre-clinical development activities or clinical or other trials may be extended, delayed, suspended or terminated, and Embecta may not be able to obtain regulatory clearance or approval for, or successfully commercialize, its products on a timely basis, or at all, and Embecta’s business and operating results may be adversely affected. Furthermore, such third parties may experience delays or challenges in conducting such studies and trials for reasons outside of their control, including, but not limited to, recruiting enough participants for the studies. In addition, Embecta faces the risk of potential unauthorized disclosure or misappropriation of its intellectual property by contract research organizations, which may reduce Embecta’s trade secret protection and allow its potential competitors to access and exploit its proprietary technology.
In addition, if future clinical trials fail to support the efficacy or safety of Embecta’s current or future products or if the data obtained from those and other studies are unfavorable or inadequate to support satisfactory conclusions about Embecta’s current or future products, Embecta’s commercialization efforts or sales may be adversely affected and may have a material adverse effect on its business, financial condition and results of operations. In addition, future clinical studies or other articles regarding Embecta’s existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than Embecta’s existing products or products in development or that any such product is not as effective as Embecta claims. Any of these events may negatively affect Embecta’s sales efforts and result in decreased revenue.
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
•trade protection measures and barriers, such as tariffs, and import and export licensing, control and compliance requirements;
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
Changes in United States policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact Embecta’s business. The United States has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that Embecta may not be able to offset or that otherwise adversely impact its results of operations. In addition, political tensions between the United States and China and certain other countries have escalated in recent years between and among these countries. Rising political tensions could reduce trade, investment and other economic activities between the two major economies. Any of these factors could have a material adverse effect on Embecta’s business, prospects, financial condition and results of operations.
The departure of the United Kingdom ("U.K.") from the European Union (“EU”) (commonly known as “Brexit”) on January 31, 2020 created uncertainties affecting business operations in the United Kingdom, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products Embecta sells in these markets. For example, the U.K. regulatory regime is currently similar to EU regulations, but the U.K. has enacted new legislation like the Medicines and Medical Devices Act. Under this legislation, the U.K. may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization and has issued a consultation document with respect to future change. Embecta could face increased costs, volatility in exchange rates, market instability and other risks as a result of Brexit. In addition, any further divergence of U.K. and EU law, including changes in relation to international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on Embecta.
In 2015, the Italian parliament enacted legislation that, among other things, imposed a “payback” measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies. Following the issuance of the invoices, numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court will proceed with respect to the remaining legal arguments asserted by the appellants with regard to the enforceability of the payback law. Since the law was enacted, Embecta has recognized an estimate for the amount of variable consideration but has not made any payments under the payback law. As litigation before Italian Courts is still pending, final resolution is unknown at this time, and it is possible that the amount of the Embecta’s liability could differ from the amount currently accrued.
The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges, adverse effects on currency exchange rates and financial markets and disruption to its supplier, channels to market or customers. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of Embecta’s Information Technology systems, networks and product offerings, as well as the confidentiality, availability and integrity of Embecta’s data. In addition, the hostilities in Israel and the Middle East, including attacks on shipping vessels in the Red Sea, could develop to have a more widespread economic and geopolitical affect in the Middle East and Europe, and/or economic sanctions between or among countries, as well as general geopolitical issues in the Middle East. These disruptions have led to supply chain delays and price increases and may impact future oil production capacity, oil prices, and disruptions in supply chain and shipping routes in the Middle East. These impacts may further cause increases in resin costs, as well as energy costs. If these conflicts develop beyond these areas or further intensify, they could have an adverse impact on Embecta’s business operations in the EU, the Middle East or other affected areas. Embecta is continuing to monitor the situations in Russia, Ukraine, Israel and globally as well as assess their potential impact on Embecta’s business, including impacts to suppliers and customers. Although operations in Russia, Ukraine and Israel do not currently constitute a material portion of Embecta’s business nor has Embecta assessed that the hostilities have had a material effect on its financial position or results of operations, a significant escalation or further expansion of the conflicts’ current scope or related disruptions to the global markets could have a material adverse effect on Embecta’s results of operations.
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

Embecta's business could be negatively impacted by evolving regulations, policies and expectations relating to ESG initiatives, setting related goals, collecting data and disclosing related information.
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
The Russia and Ukraine conflict, the Israel-Hamas war, the possibility of military activity in countries near or adjacent to Israel, including attacks on shipping vessels in the Red Sea, and the growing geopolitical tensions between China and Taiwan, coupled with possible related supply chain shortages may affect the energy power and oil sector’s networks and ability to supply their customers, including Embecta. These disruptions have led to supply chain delays and price increases and may lead to manufacturing shutdowns, raw material and component shortages, additional supply chain and logistics constraints, project delays, loss of productivity, divergent product standards and regulations, trade policies, labor shortages, commodity shortages, and additional price increases, among others. Embecta relies on uninterrupted energy to power its manufacturing facilities and any disruption could adversely affect its operations. In addition, increases in energy and oil prices could increase the production, raw materials and other costs of Embecta’s operations and products.
Increases in interest rates may adversely affect the financial condition of Embecta’s distributors and suppliers, thereby adversely affecting their ability to buy Embecta’s products and supply the components or raw materials needed by Embecta, in each case adversely affecting Embecta’s financial condition or results of operations. If the United States Federal Reserve decides to raise the benchmark interest rate, then Embecta could experience higher interest expense on its variable rate debt in fiscal year 2025. To the extent Embecta borrows under its revolving credit facility, it will also be subject to risks related to changes in interest rates.
Fluctuations in Embecta’s effective tax rate and changes to tax laws may adversely affect it.
As a global company, Embecta is subject to taxation in numerous countries, states and other jurisdictions. Embecta’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which it operates. In preparing its financial statements, Embecta estimates the amount of tax that will become payable in each of these jurisdictions and significant judgement is required in determining our worldwide provision for income taxes. Embecta’s effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in overall profitability, geographical mix of earnings before income taxes, tax discrete items that are not recurring in nature, and changes in tax laws, including potential proposed tax legislation. The Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. In December 2022, European Union member states agreed to adopt the OECD’s minimum tax rules, which are expected to begin going into effect in tax years beginning on January 1, 2024 or later. Certain countries have enacted the law changes and other countries are considering changes to their tax laws; the impact of the changes will go into effect for the Company beginning in fiscal year 2025. The Company is evaluating the impact of these proposed and enacted changes. If any potential legislative proposals are ultimately enacted, they could materially impact Embecta’s tax provision, cash tax liability and effective tax rate. Any of these factors could cause Embecta to experience an effective tax rate significantly different from previous periods or its current expectations, which could have an adverse effect on its business, financial condition, results of operations and cash flows.
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
Embecta faces various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure. Some of Embecta’s products, and products in development may, include information systems that collect data, including sensitive medical information, regarding patients and patient therapy on behalf of Embecta’s customers and some connect to Embecta’s systems for maintenance and management purposes. Embecta uses its and certain third party, including BD's, information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement, supply chain, manufacturing, and accounts payable. In addition, Embecta uses enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax regulatory requirements. Embecta deploys defenses against such threats and attacks and works to secure the integrity of its data systems using techniques, hardware, and software typical of companies of its size and scope. Despite Embecta’s security measures, however, its information technology and infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with its normal use of its systems. They are also susceptible to breach due to employee error, malfeasance, or other disruptions. Embecta’s suppliers, distributors, contractors, service providers, and other third parties with whom it does business also could be subject to cyber threats and attacks that are similar in frequency and sophistication. In many cases, Embecta has to rely on the controls and safeguards put in place by these suppliers, distributors, contractors, service providers, including BD, and other third parties to defend against, respond to, and report these attacks. Many of Embecta’s information systems are cloud-hosted and managed by these third-party vendors, some of which may have access to confidential business, employee, healthcare professional, and/or customer information. Embecta’s information technology systems may also be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Any failure by Embecta to maintain or protect its information technology systems and data integrity, including from cyberattacks, intrusions, disruptions, or shutdowns, could result in the unauthorized access to customer data and personally identifiable information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise Embecta’s confidential or proprietary information and disrupt its operations. The potential impact of future cyber incidents can vary widely in severity and scale. This could also impact Embecta’s compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or civil litigation. There can be no assurance that the various procedures and controls Embecta utilizes to mitigate these threats will be sufficient to prevent disruptions to its systems, in part because (i) cyberattack techniques change frequently and, at times, new techniques are not recognized until launched, and (ii) cyberattacks can originate from a wide variety of sources. For example, as multilateral sanctions and tensions continue to escalate against Russia by western nations and their allies in connection with the Russia-Ukraine war, retaliatory actions being undertaken by Russia and supporters of Russia in the form of cyberattacks have increased, including for example against certain U.S. infrastructure networks and hospital operations. Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially. The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data may become more advanced with the use of Artificial Intelligence (“AI”) and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors. Embecta will continue to evaluate organization risk priorities and dedicate resources to protect against unauthorized access, and work to align to industry-leading cybersecurity frameworks to incorporate cybersecurity into its enterprise systems, manufacturing processes and products. Embecta’s results of operations could be adversely affected if these systems are interrupted or damaged or fail for any extended period.
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
As of September 30, 2024, only certain employees, all outside of the United States and representing approximately 35% of our headcount, are represented by various unions, works council and other collective bargaining groups. As of September 30, 2024, approximately 44% of those employees within these groups have collective bargaining power. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of Embecta’s employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect could be significant.
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
In addition, the EU has adopted the EU Medical Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices, including in the area of labeling requirements, clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices (class I) since May 2021, and previously CE marked products must become compliant when their certification expires, with a transition period ending December 2027 for higher classification devices, or December 2028 for lower classification devices (i.e., class II and III). Additionally, the availability of EU notified body services certified to assist Embecta with validation of, and compliance with, the new requirements is limited, which may delay the marketing approval for some of Embecta's products under the EU MDR. Any such delays, or any failure to meet these requirements could adversely impact our business in the EU and other non-EU regions that tie their product registrations to EU conformity requirements.
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
Furthermore, AI-based solutions, including generative AI, are increasingly being used in the medical device industry, including by Embecta, with the expectation to use such systems and tools that incorporate AI-based technologies in the future for internal and external purposes. The use of AI solutions, such as ChatGPT, Co-Pilot, Grammarly, and Transvoyant by Embecta’s employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of Embecta’s internal policies, data protection or other applicable laws, or contractual requirements. The misuse of AI solutions could also result in unauthorized access and use of personal data of Embecta’s employees, clinical and other trial participants, collaborators, or other third parties. In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Evolving rules, regulations, and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, services and solutions to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction. Several jurisdictions where we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act and the U.S.’s Executive Order on AI. These regulations may impose significant requirements on how we deploy and use AI and handle data. While we attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Failure to appropriately respond to this evolving landscape may also result in legal liability, fines, penalties, regulatory action, loss of trade secrets or other intellectual property, brand and reputational harm, or lead to outcomes with unintended biases or other consequences. On the other hand, if Embecta is unable to use AI, it could make our business less efficient and result in competitive disadvantages. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
A disruption at one of Embecta's facilities could adversely affect our business and operating results.
Although Embecta operates in multiple locations, manufacturing of its pen needles and syringes is conducted, and its components for such products are primarily stored, at its facilities in the United States, Ireland and China. Political or financial instability, currency fluctuations, the outbreak of pandemics, labor unrest, transport capacity and costs, port security, supply chain disruptions, wars, weather conditions, natural disasters, or other events that could slow or disrupt port activities and affect foreign trade are beyond Embecta’s control and could materially disrupt its supply of product from any of these locations, increase its costs, and/or adversely affect its results of operations. Further, there may be increased pressure for United States medical device companies to reduce dependency on China for their supply chain and reevaluating nearshoring strategies. Embecta takes precautions to ensure that its third-party contractors and logistics entities safeguard Embecta’s assets, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in Embecta’s operations, damage or destroy its manufacturing equipment and/or inventory and cause it to incur additional expenses. The insurance Embecta maintains may not be adequate to cover its losses in any particular case. With or without insurance, damage to Embecta’s facilities, manufacturing equipment, inventory or other property or to any of its suppliers, may have a material adverse effect on Embecta’s business, financial condition and results of operations.
A significant amount of Embecta’s inventories of finished goods are stored in distribution centers around the world, but primarily in various distribution centers in the United States, Europe and Asia. Embecta takes precautions to safeguard these facilities and data infrastructure. However, vandalism, terrorism, unplanned power outages, cyberattacks or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy Embecta’s inventories of component supplies and finished goods, cause substantial delays in its operations, result in the loss of key information, result in reduced sales, and cause Embecta to incur additional expenses. Embecta’s insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and its insurance carrier may deny coverage with respect to all or a portion of its claims. Regardless of the level of insurance coverage or other precautions taken, damage to these facilities may have a material adverse effect on is business, financial condition and results of operations.
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
Embecta is subject to risks associated with public health threats, such as pandemics, which could have a material adverse effect on Embecta's financial condition and results of operation.
Embecta is subject to risks associated with public health threats, such as pandemics. Public health threats have the potential to significantly impact Embecta’s supply chain if the manufacturing plants that produce its products, raw materials or product components, the distribution centers where Embecta manages its inventory or the operations of its logistics and other service providers, including third parties that sterilize its products, are disrupted, temporarily closed or experience worker shortages for a sustained period of time.
For example, Embecta’s manufacturing sites in China, Ireland and the United States, where Embecta manufactures a significant amount of products, largely avoided any significant disruption due to the COVID-19 pandemic. However, notwithstanding that each of these communities has experienced a relative recovery in COVID-19 transmission and a lessening of restrictions related to COVID-19, a future outbreak of a public health threat, including COVID-19, at any of Embecta’s manufacturing sites in China, Ireland and/or the United States or in the surrounding communities, could lead to suspensions or delays in the manufacturing of Embecta’s products, which could have a material adverse effect on Embecta’s business and results of operations.
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
Embecta may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the ongoing transition and separation activities may demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing Embecta’s business; (2) Embecta may be more susceptible to market fluctuations, and other adverse events than if it were still a part of BD because Embecta’s business is less diversified than BD’s businesses prior to the completion of the Separation; (3) as a standalone company, Embecta may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those BD obtained prior to completion of the Separation; (4) under the terms of the tax matters agreement that Embecta entered into with BD, it is restricted from taking certain actions that could cause the distribution or certain related transactions to fail to qualify as tax-free to BD and BD shareholders, or could result in certain other taxes to BD,; and (6) the contractual arrangements between Embecta and BD are on less favorable terms than the prior existing intercompany arrangements from which Embecta benefited, and such arrangements may be inadequate to provide for the ongoing operation and growth of Embecta’s business. If Embecta fails to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on its competitive position, business, financial condition, results of operations and cash flows.

In order to conduct its operations and meet its financial reporting and other obligations, Embecta relies on certain services provided by BD pursuant to the transaction documents entered into with BD in connection with the Separation. If Embecta is unable to extend the services on similar terms or replace the services that BD currently provides to it on terms that are at least as favorable to Embecta as the terms on which BD is providing these services, or if BD otherwise terminates any of the services, Embecta’s business, financial condition and results of operations may be materially adversely affected.
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
Once all the transaction agreements, or any extension thereto, expire or terminate, if Embecta is unable to extend or replace the services that BD currently provides to it under these transaction agreements, until it is able to extend such services, complete the steps necessary to perform these services itself or otherwise materially replace these services on substantially similar terms and conditions, Embecta may not be able to effectively operate its business or maintain effective financial and management controls and reporting systems. This could impair Embecta’s ability to effectively sell, distribute and commercialize its products, generate revenue, comply with local regulatory regulations, meet SEC reporting obligations and internal control over financial reporting, maintain its stock exchange listing, service its existing indebtedness and comply with the debt covenants under its existing indebtedness. Any such occurrence may have a material adverse effect on Embecta’s business, financial condition and results of operations.
In addition, Embecta may not be successful in timely, effectively or efficiently implementing these systems and services or in transitioning from BD’s systems to Embecta’s systems. Embecta will continue to engage in the process of creating its own, or engaging third parties separate from BD to provide, systems and services to replace many of the systems and services that BD currently provides to Embecta once the transaction agreements, or any extension thereto, expires or is terminated including, for example, information technology infrastructure, enterprise resource planning ("ERP") and other systems, logistics, employee, customer, vendor and accounting support services, distribution and regulatory support and services and accounting and reporting systems. Embecta expects this process to be complex, time-consuming and costly. Embecta may incur temporary interruptions in business operations if it cannot transition effectively from BD’s existing operating systems, logistics, distribution and regulatory support, databases and programming languages that support these functions to its own systems. The failure to implement the new systems and transition data successfully and cost-effectively could disrupt Embecta’s business operations, including preventing Embecta from paying suppliers and employees, receiving revenue from its customers, entering into new agreements, selling or delivering products in certain jurisdictions, complying with financial reporting and other obligations and performing administrative or other services on a timely basis, which could adversely affect Embecta’s financial condition and results of operations. In addition, Embecta’s costs for the operation of these systems may be higher than the amounts reflected in its historical combined financial statements.
Following the end of the transition period, Embecta will be required to rebrand its products to remove the BD name, transfer or obtain new manufacturing, supply chain, regulatory and product licenses and registrations in the name of Embecta, which could adversely affect its ability to attract and maintain customers and end users or which could result in delays or interruptions of Embecta's commercialization and distribution operations or the loss of customers and revenue, all of which could adversely affect its financial condition and results of operations.
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
Embecta currently has approximately $1,601 million in aggregate principal amount of indebtedness outstanding as of September 30, 2024 (not including undrawn commitments of $500 million under its revolving credit facility). Embecta may also incur additional indebtedness in the future.
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
Embecta may be affected by significant restrictions under the tax matters agreement, in order to avoid triggering significant tax-related liabilities.
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
The closing of the Separation was deferred in certain jurisdictions, and may not occur at all in such jurisdictions, due to local regulatory requirements, which may adversely affect Embecta’s business, financial condition and results of operations.
The closing of the transfer of certain assets related to the Diabetes Care Business in certain jurisdictions, including India, as contemplated by the Separation and Distribution Agreement did not occur at the Separation and may not occur due to local regulatory requirements. If Embecta is unable to obtain required approval of local regulators or otherwise comply with such local regulatory requirements to effect the Separation in these jurisdictions, it may be unable to obtain the assets that are intended to be allocated to Embecta as part of its separation from BD. The failure to timely complete the transfer of these local assets or interruptions resulting from these foreign transfers could negatively affect Embecta’s business, financial condition, results of operations and cash flows.
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

If our remedial measures are insufficient to address material weaknesses in our internal control over financial reporting, our ability to report financial information could be adversely affected, it could result in a material misstatement in our financial statements not being prevented or detected, it could harm our business, it could cause investors to lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.
Internal controls related to our account reconciliations and analyses are critical to maintaining adequate oversight of our financial reporting and providing reasonable assurance with respect to our financial reports. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. As disclosed in Item 9A of this Annual Report on Form 10-K, in the process of assessing our internal control over financial reporting, management identified deficiencies in internal controls related to certain account reconciliations and analyses. Subsequent to the first and second phases of our ERP implementation, we instituted new internal controls, processes, and procedures ("Control Activities"). Specifically, these newly designed Control Activities were executed for the first time in fiscal year 2024. Management has concluded that these newly designed Control Activities were not designed properly or operating effectively to ensure the appropriate level of management review, precision, and adequate evidence to confirm the completeness and accuracy of data used in the account reconciliations and analyses resulting in a material weakness. Specifically, management determined that we did not maintain effective controls over account reconciliations and analyses, thus constituting a material weakness in our internal control over financial reporting.
As a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of September 30, 2024. As described in Item 9A of this Annual Report on Form 10-K, we are implementing additional controls intended to remediate the material weakness.
There can be no assurance that our remediation efforts will be successful. If we are unable to remediate the material weakness timely and sufficiently or are otherwise unable to maintain effective internal control over financial reporting in the future, our ability to report financial information timely and accurately could be adversely affected, we may fail to meet our reporting requirements, and investors may lose confidence in the accuracy and completeness of our financial reports. As a result, our business may be harmed, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We rely on industry-standard software applications, IT systems, computing infrastructure, and cloud service providers (collectively referred to as "Information Systems") to perform essential operations. Many of these systems are managed, hosted, provided, or utilized by third parties, including BD, to support our business activities.
We have implemented administrative, physical, and technical safeguards and processes to assess, identify, and manage material risks from known cybersecurity threats to our Information Systems and operations. However, our Information Systems could be disrupted, degraded, destroyed, or manipulated intentionally or accidentally by our employees, third parties with authorized access, or cyber threat actors, which could negatively and adversely impact key business processes. The size and complexity of our Information Systems, as well as those of our third-party providers, make them potentially vulnerable to such service interruptions. Additionally, we and our third-party providers have experienced and expect to continue experiencing phishing attempts, network scanning attempts, and other unauthorized access attempts to our computers, Information Systems, networks, and devices. These increasingly sophisticated attacks are carried out by groups and individuals with various motives and expertise, including state and quasi-state actors, criminal groups, hackers, and others. Such attacks could result in the loss of confidentiality, integrity, and/or availability of our data and Information Systems.
Security risks to both the Company and its customers data and information are continuously evaluated and monitored. We actively monitor security 24 hours a day and seven days a week through our global Security Operations Center. We have implemented a multi-layered defense-in-depth approach using technologies that meet or exceed industry standards. Additionally, we expect our vendors to adhere to our data privacy and security standards and we evaluate their ability to comply as part of our vendor assessment process. This includes assessing internal and external threats to the security, confidentiality, integrity, and availability of Embecta and third party provider data and systems, as well as other risks to our operations. Embecta utilizes the ISO 27001 framework, which incorporates the National Institute of Standards and Technology and Center for Internet Security frameworks, and various risk management frameworks to proactively evaluate its cybersecurity controls, risks, and overall program effectiveness. As part of our risk management process, we engage external providers to conduct periodic internal and external penetration testing and security assessments. Additionally, under our third-party risk management program, we assess vendor cybersecurity risks, including those associated with our cloud vendors and other third-parties. We maintain security and privacy policies and procedures that align with industry-standard control frameworks and comply with applicable regulatory requirements, laws, and standards. Enterprise cybersecurity policies undergo an annual review and approval by our Information Security Risk Committee (“ISRC”).
Embecta has established a Cyber Security Incident Response Team, a cross-functional team composed of representatives from our Information Technology, Information Security, Product Security, Privacy, Legal, and Human Resources groups. This team is responsible for the response to security threats by implementing our detailed incident response plan. Our incident response plan includes processes, procedures, and playbooks for assessing potential internal and external threats, developing remediation plans, and facilitating post-incident recovery; all designed to safeguard the confidentiality, integrity and availability of both Company and customer data.
Governance

Cybersecurity risk management is integrated into our broader Enterprise Risk Management (“ERM”) framework to promote a Company-wide culture of awareness and proactive risk management. Our ERM framework is overseen by the Audit Committee and Board of Directors. Our Chief Information Officer ("CIO") and Vice President of IT Infrastructure and Security ("VP IT") are responsible for updating the Audit Committee and Board of Directors on Embecta’s cyber risk. The CIO and VP IT have oversight of cybersecurity strategy, policy, standards, architecture, and processes that protect Embecta’s enterprise network, Information Systems and information assets, and product technologies. The ISRC oversees our cybersecurity governance and manages various controls, ensuring accountability at all levels of the organization, including senior management and the executive leadership team. The ISRC meets quarterly, oversees enterprise and cybersecurity risk management and reports to the ERM team and the Audit Committee. These committees receive updates on cybersecurity-related topics throughout the year including any major cybersecurity incidents. Additionally, the Board of Directors receives periodic updates on information security and cybersecurity matters from our CIO and VP IT.
Our information security organization is led by our VP IT, who has over fifteen years of relevant experience, serving in various IT leadership roles within the medical device and medical technology industry. The VP IT is responsible for all aspects of our cybersecurity program, including cybersecurity engineering and architecture, cybersecurity operations, monitoring, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our VP IT reports to our CIO, who has over twenty years of experience in information technology and process leadership, including leading teams with global cybersecurity responsibilities. Our CIO reports to the Chief Financial Officer.
Item 2. Properties.
Embecta's corporate headquarters is located in Parsippany, New Jersey, USA. The Company also maintains secondary regional headquarters at leased office facilities in Eysins, Switzerland, Shanghai, China and Singapore. The Company has a global research and development center in a leased office/lab facility located in Andover, Massachusetts, USA. Embecta has three manufacturing facilities located in Ireland, the United States, and China which occupy an aggregate of approximately 800,000 square feet of space.
Item 3. Legal Proceedings.
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violations of United States and foreign health regulation and privacy laws and related regulations, as well as claims or litigation relating to product liability, intellectual property, breach of contract and tort, environmental, securities and employment matters. We operate in multiple jurisdictions and, as a result, claims in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we intend to defend vigorously against any pending or future claims and litigation, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. As of September 30, 2024, we were not a party to or subject to any material proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Embecta’s common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "EMBC". As of October 31, 2024, there were approximately 6,500 stockholders of record. This number does not include beneficial owners who hold Embecta's common stock in nominee or "street name" accounts through brokers or banks.
During the fiscal year ended September 30, 2024, Embecta did not repurchase any of its outstanding common stock.
Dividends
1.On November 21, 2023, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on December 15, 2023 to stockholders of record at the close of business on December 4, 2023.
2.On February 9, 2024, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on March 15, 2024 to stockholders of record at the close of business on February 28, 2024.
3.On May 9, 2024, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on June 14, 2024 to stockholders of record at the close of business on May 28, 2024.
4.On August 9, 2024, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on September 13, 2024 to stockholders of record at the close of business on August 27, 2024.
5.On November 26, 2024, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend is payable on December 18, 2024 to stockholders of record at the close of business on December 6, 2024.

Performance Graph
The following graph compares the cumulative total stockholder returns for the period from the Separation Date of April 1, 2022 to September 30, 2024 for (i) Embecta's common stock; (ii) the Nasdaq Composite Index; and (iii) the S&P Smallcap 600 Health Care Index. The graph assumes an investment of $100 on April 1, 2022 through the last trading day of the year ended September 30, 2024. The calculation of cumulative stockholder return includes reinvestment of dividends in the common stock and in each index. The performance shown is not necessarily indicative of future performance.
Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not sell any unregistered equity securities during the three months ended September 30, 2024.
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

We have a broad portfolio of marketed products, including a variety of pen needles, syringes and safety injection devices. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety shield that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
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
Periods Prior to Separation
Prior to the Separation, the Company was referred to as the Diabetes Care Business. For periods prior to April 1, 2022, the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K include certain assets, liabilities, revenues, and expenses that were historically held at the BD corporate level, but are specifically identifiable or otherwise allocable to the Diabetes Care Business.
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
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral and once-weekly anti-diabetic drugs (e.g., SGLT-2s), GLP-1s and GLP-1 combination products have delayed initiation of insulin therapy and contributed to less demand for our products. New drug therapies, including weekly insulin, are targeted to challenge the current diabetes treatment paradigm, including the frequency insulin is dosed (weekly vs. daily injections) and amount of insulin used. Additionally, insulin therapy in developed markets continues to transition to infusion pumps.
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
In December 2023, we submitted our first 510(k) premarket filing to the FDA for our proprietary disposable insulin delivery system. In September, 2024, we announced that we received 510(k) clearance from the FDA. On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of our patch pump program. As a result of this decision, we will undergo an organizational restructuring (the "Restructuring Plan"). In addition, we intend to discontinue our commercial operation plans for the insulin delivery system, including the previous intended limited launch.
We estimate that we will incur approximately $25 million - $30 million in pre-tax cash-based charges primarily associated with employee severance payments and benefits related to the workforce reduction. We expect that the majority of the restructuring charges related to the workforce reduction will be incurred in the first quarter of fiscal year 2025 and that the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the second quarter of fiscal year 2025.
We estimate that we will incur approximately $10 million - $15 million of additional pre-tax non-cash charges related to asset impairments and asset write-offs. These preliminary estimates may be revised following the completion of the ongoing analysis of the expected additional pre-tax non-cash charges associated with the implementation of the Restructuring Plan.
The estimates of the pre-tax cash charges and additional charges that we expect to incur in connection with the Restructuring Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, we may incur other pre-tax cash charges or additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring Plan.
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
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the Israel-Hamas war and Houthi attacks on commercial shipping vessels and other naval vessels. As of December 11, 2024, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business. See Item 1A of this Annual Report on Form 10-K for further details.
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

Results of Operations
For a discussion of Results of Operations of fiscal year 2023 compared to fiscal year 2022 see our Annual Report on Form 10-K for the year ended September 30, 2023.
For the fiscal years ended September 30, 2024 and 2023, our Consolidated Statements of Income are as follows:

	2024	2023
Revenues	$1,123.1	$1,120.8
Cost of products sold	387.9	370.9
Gross Profit	735.2	749.9
Operating expenses:
Selling and administrative expense	365.1	341.3
Research and development expense	78.8	85.2
Impairment expense	—	2.5
Other operating expenses	124.5	99.4
Total Operating Expenses	568.4	528.4
Operating Income	166.8	221.5
Interest expense, net	(112.3)	(107.0)
Other income (expense), net	(10.3)	(8.8)
Income Before Income Taxes	44.2	105.7
Income tax provision	(34.1)	35.3
Net Income	$78.3	$70.4

Net Income per common share:
Basic	$1.36	$1.23
Diluted	$1.34	$1.22
Year Ended September 30, 2024 Summary (on a comparative basis)
Key financial results for the year ended September 30, 2024 were as follows:
•Revenue increased by $2.3 million to $1,123.1 million from $1,120.8 million;
•Gross profit decreased by $14.7 million to $735.2 million, compared to $749.9 million. Gross profit as a percent of revenue was 65.5%, as compared to 66.9% in the prior year comparative period;
•Operating income decreased by $54.7 million to $166.8 million from $221.5 million; and
•Net income increased by $7.9 million to $78.3 million from $70.4 million.
Revenues
Our revenues increased by $2.3 million, or 0.2%, to $1,123.1 million for the year ended September 30, 2024 as compared to revenues of $1,120.8 million for the year ended September 30, 2023. The increase in revenues was primarily driven by $27.7 million associated with favorable changes in price. This was partially offset by $14.5 million of unfavorable changes in volume, $6.1 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar, $4.6 million of unfavorable gross-to-net adjustments primarily attributed to the recognition of incremental Italian payback accruals resulting from two July 22, 2024 rulings by the Constitutional Court of Italy, and a $0.2 million decrease in contract manufacturing revenues related to sales of non-diabetes products to BD.
Cost of products sold
Cost of products sold increased by $17.0 million, or 4.6%, to $387.9 million for the year ended September 30, 2024 as compared to $370.9 million for the year ended September 30, 2023. Cost of products sold as a percentage of revenues were 34.5% for the year ended September 30, 2024 as compared to 33.1% for the year ended September 30, 2023. The increase in cost of products sold was primarily driven by the impact of inflation on the costs of certain raw materials (including freight), direct labor, and overhead, the impact of negative year-over-year manufacturing variances primarily attributable to the as planned temporary shutdown of our Suzhou, China facility as it relates to production for the domestic Chinese market, and unfavorable impacts due to foreign exchange rates. We intend to continue to work to improve productivity to help partially offset these increased costs. This was partially offset by the impact of profit in inventory adjustments as a result of inventory that was sold to external customers that was manufactured in anticipation of our ERP system and other Business Continuity Processes that went live during fiscal 2024.
Operating expenses in 2024 and 2023 were as follows:

			Increase
(Millions of dollars)	2024	2023	2024 vs. 2023
Selling and administrative expense	$365.1	$341.3	$23.8
% of revenues	32.5%	30.5%
Research and development expense	$78.8	$85.2	$(6.4)
% of revenues	7.0%	7.6%
Impairment expense	$—	$2.5	nm
Other operating expense	$124.5	$99.4	$25.1

nm = not meaningful
Selling and administrative expenses
Our selling and administrative expenses increased by $23.8 million, or 7.0%, to $365.1 million for the year ended September 30, 2024 as compared to $341.3 million for the year ended September 30, 2023. The increase year over year was primarily driven by an increase in compensation and benefit costs due to increased headcount on average in the current period in addition to increased outbound freight and warehousing costs. This was partially offset by lower TSA and LSA costs incurred from BD in the current year period.
Research and development expenses
Our research and development expenses decreased by $6.4 million, or 7.5%, to $78.8 million for the year ended September 30, 2024 as compared to $85.2 million for the year ended September 30, 2023. The decrease was primarily driven by timing of expenses incurred in connection with our insulin patch pump platform.
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. The Company will refocus its research and development strategy on its core business. We expect our research and development expense to decrease sequentially in fiscal year 2025 compared to fiscal year 2024.
Impairment expense
During the year ended September 30, 2024, the Company did not record any impairment charges.
During the year ended September 30, 2023, the Company recorded impairment charges of $2.5 million related to the abandonment of certain manufacturing equipment in China that is no longer in use that was inherited as part of the Separation from BD. These assets were previously included as a component of Machinery, equipment and fixtures within Property, Plant and Equipment in our Consolidated Balance Sheets in Item 8 of this Annual Report on Form 10-K. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.

Other operating expenses
We incurred other operating expenses of $124.5 million and $99.4 million for the years ended September 30, 2024 and 2023, respectively.
The costs incurred primarily relate to accounting, auditing, legal services, marketing, supply chain, employee retention, costs associated with the implementation of our new ERP system and other Business Continuity Processes, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity. These costs also include certain severance costs related to the optimization of certain business functions as we transition to being a stand-alone entity. We expect the amount of those costs to be less in fiscal year 2025 as compared to fiscal year 2024.
For the year ended September 30, 2024, we recognized costs associated with the amortization of cloud computing arrangements. For the year ended September 30, 2023, there was no amortization of implementation costs associated with cloud computing arrangements due to the timing of when these projects were placed into service.
Other operating expenses are as follows:

	Twelve months ended September 30,
	2024	2023
Costs related to the Separation	$118.2	$98.3
Amortization of cloud computing arrangements	6.3	—
Other	—	1.1
Total	$124.5	$99.4
Interest expense, net
Interest expense, net increased to $112.3 million for the year ended September 30, 2024, from $107.0 million for the year ended September 30, 2023 primarily as a result of higher interest rates on our variable rate debt which is attributable to increases in SOFR that impacted our Term Loan. This was partially offset by an increase in interest income from amounts held in interest bearing accounts and money market funds. We are unable to predict future Federal Reserve interest rate decisions and the impact to interest expense on our variable rate debt. See "Liquidity and Capital Resources" below and Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net was $(10.3) million and $(8.8) million for the years ended September 30, 2024 and 2023, respectively. The change in Other income (expense), net year over year is driven by higher losses due to unfavorable impacts from foreign exchange in the year ended September 30, 2024 offset by lower amounts paid to BD for income taxes incurred in deferred jurisdictions where BD is considered the primary obligor in the current period compared with the year ended September 30, 2023.
Income tax provision (benefit)
The Company's income tax provision (benefit) decreased to $(34.1) million for the year ended September 30, 2024 from $35.3 million for the year ended September 30, 2023. This decrease was primarily due to a reduction in withholding taxes on unremitted earnings of foreign subsidiaries related to the expiration of a two-year stock holding period requirement in Switzerland, the recognition of deferred tax assets from Switzerland tax reform, changes in the geographical mix of earnings and overall lower pre-tax earnings; partially offset by an increase in uncertain tax positions and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES
For discussion on Liquidity and Capital Resources pertaining to the fiscal years 2023 and 2022 see our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
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
In March 2022, Embecta entered into a credit agreement, providing for a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. The Company may from time to time voluntarily prepay the Term Loan in whole or in part without premium or penalty subject to certain exceptions. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2024, no amount has been drawn on the Revolving Credit Facility.
Additionally, Embecta has outstanding $200.0 million of senior secured notes (the "6.75% Notes"), which carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity. Interest payments began in August 2022.
The following is a summary of Embecta's total debt outstanding as of September 30, 2024:

Term Loan	$901.3
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,601.3
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(26.5)
Long-term debt	$1,565.3
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2025	$9.5
2026	9.5
2027	9.5
2028	9.5
2029	863.3
Thereafter	700.0
Certain measures relating to our total debt outstanding as of September 30, 2024 were as follows:

Total debt	$1,574.8

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.8%

The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2024, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
In September 2024, the Company made a discretionary prepayment of $25.0 million on the Term Loan. Debt extinguishment charges as a result of this prepayment were not material to the Company's Consolidated Statements of Income.
For additional information related to the Company's debt related activities, refer to Note 13 within the Notes to Consolidated Financial Statements within this Form 10-K.
Leases
Maturities of our finance lease and operating lease liabilities as of September 30, 2024 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2024	3.7	6.2	9.9
2025	3.7	3.4	7.1
2026	3.8	1.8	5.6
2027	3.9	1.8	5.7
2028	3.9	1.7	5.6
Thereafter	32.3	7.3	39.6
Total lease payments	$51.3	$22.2	$73.5
For additional information related to our leases, refer to Note 18 within the Notes to Consolidated Financial Statements of this Form 10-K.
Factoring Agreements
In conjunction with the Separation, we entered into Factoring Agreements (the "Factoring Agreements") with BD. Embecta owed BD a service fee calculated as 0.1% of annual revenues related to countries subject to the Factoring Agreements, in exchange for the services provided by BD pursuant to the Factoring Agreements.
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
Cash and equivalents and restricted cash were $274.2 million as of September 30, 2024 as compared to $326.5 million as of September 30, 2023.
The primary sources and uses of cash that contributed to the $52.3 million decrease were:

September 30, 2023 Cash and equivalents and restricted cash balance	$326.5
Cash provided by operating activities	35.7
Cash used for investing activities	(15.8)
Cash used for financing activities	(73.4)
Effect of exchange rate changes on cash and equivalents and restricted cash	1.2
September 30, 2024 Cash and equivalents and restricted cash balance	$274.2

Net cash provided by operating activities was primarily attributable to:

Net income	$78.3
Non-cash adjustments related to depreciation and amortization, plant and equipment, stock-based compensation, and deferred income taxes	5.1
Change in in accounts payable and accrued expenses	60.0
Change in trade receivables	(174.7)
Change in inventories	(16.5)
Change in amounts due from/due to Becton, Dickinson and Company	58.9
Change in prepaid expenses and other	39.5
Change in income and other net taxes payable	13.2
Change in other assets and liabilities, net	(28.1)
Net cash provided by operating activities	$35.7
Update to the unaudited Consolidated Statements of Cash Flows Reported in Earnings Release
On November 26, 2024, we furnished a Current Report on Form 8-K that included as an exhibit a press release announcing our financial results for the fourth fiscal quarter and the fiscal year ended September 30, 2024 (the “Earnings Release”). Subsequent to furnishing the Earnings Release, the Company identified certain further revisions within the Consolidated Statements of Cash Flows that results in changes to the operating assets and liabilities related to Prepaid expenses and other and Income and other net taxes payable for fiscal 2024 that were reported in the Condensed Consolidated Statements of Cash Flows including in the Earnings Release. The updated amounts for these line items are included in the audited Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Fiscal 2024 Net Cash Provided by Operating Activities of $35.7 million as presented in the Earnings Release remains unchanged from the amount presented on this Annual Report on Form 10-K.
The change in accounts payable and accrued expenses is primarily due to timing attributable to payments to vendors during the fiscal year ended September 30, 2024.
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
The change in inventories is driven by actions taken to increase raw material purchases and finished goods in the current fiscal year in anticipation of our ERP system and other Business Continuity Processes that went live during fiscal year 2024.
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
Net cash used for investing activities was comprised of capital expenditures of $15.8 million for the fiscal year to support our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	(34.5)
Payments on long-term debt	(34.6)
Payments related to tax withholding for stock-based compensation	(3.0)
Payments on finance lease	(1.3)
Net cash used for financing activities	$(73.4)
Contractual Obligations
Our contractual obligations as of September 30, 2024, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced.
As of September 30, 2024, total payments due for purchase obligations and lease obligations aggregate to approximately $211 million and $74 million, respectively. Contractual obligations due within the next twelve months approximate $112 million related to purchase commitments and $10 million related to lease obligations.
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
Additional disclosures regarding our accounting for income taxes are provided in Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cautionary Statements Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows), restructuring expenses and charges, and statements regarding Embecta’s strategy for growth, future product development, anticipated product and regulatory clearances, approvals, and launches, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
•Competitive factors that could adversely affect Embecta’s operations, including adoption of new drug therapies for treatment of diabetes, new product introductions by Embecta’s competitors, the development of new technologies, lower cost producers that create pricing pressure and consolidation resulting in companies with greater scale and market presence than Embecta.
•The risk that Embecta is unable to replace the services, including the Business Continuity Processes, that BD currently provides to it on substantially similar terms as the terms on which BD is providing these services under the transaction agreements or that BD terminates such services.
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
•The impact of changes in United States, federal laws, and policy that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation, tariffs, and international trade agreements. In particular, tariffs or other trade barriers imposed by the United States or other countries could adversely impact its supply chain costs or otherwise adversely impact its results of operations.

•Any future impact of pandemics or geopolitical instability on Embecta’s business, including disruptions in its operations and supply chains.
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
•The expectations related to the costs, profitability, timing and the estimated financial impact of, and charges associated with, the Restructuring Plan.
•The risk that we may not complete strategic collaborative partnerships and acquisition opportunities that enable us to accelerate our growth or strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
•The risks associated with the material weakness identified in our internal control over financial reporting and our ability to remediate such material weakness.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In addition to the items noted below, the information required by this item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 3, 13 and 16 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows.
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 16, Financial Instruments and Fair Value Measurements of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk as of September 30, 2024 relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at September 30, 2024, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $9.0 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR. Refer to Note 13 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Embecta Corp. (the Company) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 11, 2024 expressed an adverse opinion thereon.
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

Measurement of uncertain tax positions

Description of the Matter
As described in Notes 3 and 15 to the consolidated financial statements, the Company recorded a consolidated income tax benefit totaling $34.1 million for the year ended September 30, 2024, and a liability for unrecognized tax benefits totaling $13.6 million at September 30, 2024. In addition, as of September 30, 2024, the Company recorded total of deferred tax assets and liabilities of $140.9 million and $24.7 million, respectively. The Company conducts business and files tax returns in numerous jurisdictions based on its interpretation of tax laws and regulations and engages in transactions for which the tax consequences may be subject to uncertainty. The Company uses significant judgment to (1) determine whether, based on the technical merits, its tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.
Given the multi-jurisdictional nature of the business, the complexity of the tax laws and legal rulings across the various countries the Company operates in, auditing management’s accounting for uncertain tax positions required a high degree of auditor judgment and increased extent of effort, including the need to involve our tax subject matter professionals.

How We Addressed the Matter in Our Audit	With the support of our tax subject matter professionals, our audit procedures included assessing the technical merits of the Company’s tax positions, including assessing correspondence with relevant tax authorities and evaluating third-party advice obtained. We evaluated changes in tax law that occurred during the year and assessed the Company’s interpretation of those changes under the relevant jurisdictional tax law. We also evaluated the Company’s significant assumptions, and the completeness and accuracy of the data, used to determine the amount of tax benefits recognized and tested the accuracy of such calculations. Further, we evaluated the Company’s income tax disclosures included in Note 15 in relation to these matters.
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2021.
New York, New York
December 11, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Embecta Corp’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Embecta Corp. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in certain of the Company’s financial reporting processes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 11, 2024, which expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
New York, New York
December 11, 2024

Consolidated Statements of Income
Embecta Corp.
Years Ended September 30

	2024	2023	2022

Revenues	$1,123.1	$1,120.8	$1,129.5
Cost of products sold(1)	387.9	370.9	354.6
Gross Profit	$735.2	$749.9	$774.9
Operating expenses:
Selling and administrative expense	365.1	341.3	294.8
Research and development expense	78.8	85.2	66.9
Impairment expense	—	2.5	58.9
Other operating expenses	124.5	99.4	44.7
Total Operating Expenses	$568.4	$528.4	$465.3
Operating Income	$166.8	$221.5	$309.6
Interest expense, net	(112.3)	(107.0)	(46.2)
Other income (expense), net	(10.3)	(8.8)	(6.8)
Income Before Income Taxes	$44.2	$105.7	$256.6
Income tax provision (benefit)	(34.1)	35.3	33.0
Net Income	$78.3	$70.4	$223.6

Net Income per common share:
Basic	$1.36	$1.23	$3.92
Diluted	$1.34	$1.22	$3.89

(1)For the period prior to the Separation, this income statement line includes cost of products sold from related party inventory purchases. Refer to Note 4 for further detail.
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	48

Consolidated Statements of Comprehensive Income
Embecta Corp.
Years Ended September 30

	2024	2023	2022

Net Income	$78.3	$70.4	$223.6
Other Comprehensive Income (Loss), net of tax
Benefit plan net loss and prior service credit, net of amortization	(1.7)	(1.6)	—
Foreign currency translation adjustments	18.0	17.4	(64.2)
Total Other Comprehensive Income (Loss), net of tax	$16.3	$15.8	$(64.2)
Comprehensive Income	$94.6	$86.2	$159.4
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	49

Consolidated Balance Sheets
Embecta Corp.
September 30

	2024	2023
Assets
Current Assets
Cash and equivalents	$267.5	$326.3
Restricted cash	6.7	0.2
Trade receivables, net (net of allowance for doubtful accounts of $2.8 million and $1.0 million as of September 30, 2024 and September 30, 2023, respectively)	193.0	16.7
Inventories:
Materials	40.4	32.1
Work in process	4.8	8.1
Finished products	126.3	111.9
Total Inventories	$171.5	$152.1
Amounts due from Becton, Dickinson and Company	53.8	142.4
Prepaid expenses and other	68.5	111.4
Total Current Assets	$761.0	$749.1
Property, Plant and Equipment, Net	290.4	300.2
Goodwill and Intangible Assets	23.7	24.7
Deferred Income Taxes and Other Assets	210.2	140.4
Total Assets	$1,285.3	$1,214.4
Liabilities and Equity
Current Liabilities
Accounts payable	$91.0	$53.5
Accrued expenses	134.2	118.1
Amounts due to Becton, Dickinson and Company	42.5	73.1
Salaries, wages and related items	66.7	62.1
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.4	3.6
Income taxes	26.7	33.6
Total Current Liabilities	$374.0	$353.5
Deferred Income Taxes and Other Liabilities	54.1	57.2
Long-Term Debt	1,565.3	1,593.9
Non Current Finance Lease Liabilities	30.2	31.5
Contingencies (Note 7)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 57,707,285 as of September 30, 2024 and 57,333,353 as of September 30, 2023	0.6	0.6
Additional paid-in capital	52.5	27.9
Accumulated deficit	(498.6)	(541.1)
Accumulated other comprehensive loss	(292.8)	(309.1)
Total Equity	$(738.3)	$(821.7)
Total Liabilities and Equity	$1,285.3	$1,214.4
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	50

Consolidated Statements of Equity
Embecta Corp.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Net Investment from Becton, Dickinson and Company	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2021	—	—	—	—	864.8	(270.5)	594.3
Net transfers to Becton, Dickinson and Company including Separation adjustments	—	—	—	—	(390.3)	9.8	(380.5)
Issuance of common stock in connection with the Separation and reclassification of Net Investment from Becton, Dickinson and Company	57,012,925	0.6	—	(613.7)	613.1	—	—
Net consideration paid to Becton, Dickinson, and Company in connection with Separation	—	—	—	—	(1,266.0)	—	(1,266.0)
Net income attributable to Embecta Corp.	—	—	—	45.2	178.4	—	223.6
Other comprehensive loss, net of taxes	—	—	—	—	—	(64.2)	(64.2)
Stock-based compensation plans	—	—	10.0	—	—	—	10.0
Dividends declared ($0.15 per share)	—	—	—	(8.6)	—	—	(8.6)
Issuance of shares related to stock-based compensation plans	42,402	—	—	—	—	—	—
Balance at September 30, 2022	57,055,327	$0.6	$10.0	$(577.1)	$—	$(324.9)	$(891.4)

Balance at October 1, 2022	57,055,327	0.6	10.0	(577.1)	—	(324.9)	(891.4)
Net income	—	—	—	70.4	—	—	70.4
Other comprehensive income, net of taxes	—	—	—	—	—	15.8	15.8
Stock-based compensation plans	—	—	21.5	—	—	—	21.5
Dividends declared ($0.60 per share)	—	—	—	(34.4)	—	—	(34.4)
Issuance of shares related to stock-based compensation plans	278,026	—	(3.6)	—	—	—	(3.6)
Balance at September 30, 2023	57,333,353	$0.6	$27.9	$(541.1)	$—	$(309.1)	$(821.7)

Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$—	$(309.1)	$(821.7)
Net income	—	—	—	78.3	—	—	78.3
Other comprehensive income, net of taxes	—	—	—	—	—	16.3	16.3
Stock-based compensation plans	—	—	26.3	—	—	—	26.3
Dividends and dividend equivalents declared ($0.60 per share)	—	—	1.3	(35.8)	—	—	(34.5)
Issuance of shares related to stock-based compensation plans	373,932	—	(3.0)	—	—	—	(3.0)
Balance at September 30, 2024	57,707,285	$0.6	$52.5	$(498.6)	$—	$(292.8)	$(738.3)

Dollar amounts are in millions except per share amounts or as otherwise specified.	51

See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	52

Consolidated Statements of Cash Flows
Embecta Corp.
Years Ended September 30

	2024	2023	2022
Operating Activities
Net income	$78.3	$70.4	$223.6
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	36.2	32.6	31.7
Amortization of debt issuance costs	6.9	6.4	3.2
Amortization of cloud computing costs	6.3	—	—
Impairment of property, plant and equipment	—	2.5	58.9
Stock-based compensation	26.3	21.5	18.7
Deferred income taxes	(70.6)	14.3	(26.5)
Change in operating assets and liabilities:
Trade receivables, net	(174.7)	7.0	122.7
Inventories	(16.5)	(28.8)	(23.4)
Due from/due to Becton, Dickinson and Company	58.9	(23.2)	(47.0)
Prepaid expenses and other	39.5	(14.2)	(44.0)
Accounts payable, accrued expenses and other current liabilities	60.0	7.9	76.9
Income and other net taxes payable	13.2	(12.6)	10.3
Other assets and liabilities, net	(28.1)	(16.1)	7.1
Net Cash Provided by Operating Activities	$35.7	$67.7	$412.2
Investing Activities
Capital expenditures	(15.8)	(26.5)	(23.6)
Acquisition of intangible assets	—	—	(0.4)
Net Cash Used for Investing Activities	$(15.8)	$(26.5)	$(24.0)
Financing Activities
Proceeds from the issuance of long-term debt	—	—	1,450.0
Payments on long-term debt	(34.6)	(9.5)	(4.8)
Payment of long-term debt issuance costs	—	—	(33.3)
Payment of revolving credit facility fees	—	—	(5.6)
Payments related to tax withholding for stock-based compensation	(3.0)	(3.6)	—
Payments on finance lease	(1.3)	(1.2)	(1.8)
Dividend payments	(34.5)	(34.4)	(8.6)
Net consideration paid to Becton, Dickinson and Company in connection with the Separation	—	—	(1,266.0)
Net transfers to Becton, Dickinson and Company	—	—	(177.9)
Net Cash Used for Financing Activities	$(73.4)	$(48.7)	$(48.0)
Effect of exchange rate changes on cash and equivalents and restricted cash	1.2	3.1	(9.3)
Net Change in Cash and equivalents and restricted cash	$(52.3)	$(4.4)	$330.9
Opening Cash and equivalents and restricted cash	326.5	330.9	—
Closing Cash and equivalents and restricted cash	$274.2	$326.5	$330.9
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	53

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
In connection with the Separation, BD and Embecta entered into various agreements to provide a framework for the relationship between BD and Embecta after the Separation, including, but not limited to, a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a cannula supply agreement, contract manufacturing agreements, an intellectual property matters agreement, a logistics services agreement, distribution agreements, factoring and receivables agreements, local support and service agreements and other transaction documents. As of October 31, 2024, all of the factoring and trade receivables agreements and the distribution agreements and local support and services agreements have expired and terminated.
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
BD utilized a centralized approach to cash management and the financing of its operations. Cash generated by the Diabetes Care Business was routinely transferred into accounts managed by BD’s centralized treasury function and cash disbursements related to operations prior to the Separation were funded as needed by BD. Balances held by the Diabetes Care Business with BD for cash transfers and loans were reflected as Amounts due to Becton, Dickinson and Company prior to the Separation. All other cash and equivalents and related transfers between BD and the Diabetes Care Business were generally held centrally through accounts controlled and maintained by BD and were not specifically identifiable to the Diabetes Care Business. Accordingly, such balances were accounted for through Net Investment from Becton, Dickinson and Company. BD’s third-party debt and related interest expense were not attributed to the Diabetes Care Business because the business was not the legal obligor of the debt and the borrowings were not specifically identifiable to the business.
For the Diabetes Care Business, transactions with BD affiliates were included in the Consolidated Statements of Income and related balances were reflected as Amounts due to Becton, Dickinson and Company or Amounts due from Becton, Dickinson and Company. Other balances between the Diabetes Care Business and BD were considered to be effectively settled in the Consolidated Financial Statements at the time the transactions were recorded.
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
Cash and Equivalents
Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Interest income on Cash and equivalents is recorded as earned.
Restricted Cash
Restricted cash consists of cash not readily available for use in the Company's operating activities and is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally, which are further discussed in Note 16.
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
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within Prepaid expenses and other and Deferred Income Taxes and Other Assets in the Company's Consolidated Balance Sheets based on the expected period that amortization will be recognized. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, the Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, 4 to 13 years for machinery and equipment and 1 to 20 years for leasehold improvements. Depreciation expense was $34.9 million in 2024, $31.5 million in 2023, and $31.0 million in 2022.
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

Capitalized Interest
The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the fiscal years ended September 30, 2024, 2023 and 2022 the Company capitalized $3.7 million, $4.6 million and $5.2 million of interest expense, respectively, into Property, Plant and Equipment, Net. For the fiscal year ended September 30, 2023 the Company capitalized $0.9 million of interest expense into Deferred Income Taxes and Other Assets. Interest expense capitalized into Deferred Income Taxes and Other Assets during the fiscal year ended September 30, 2024 is not material to the Company’s Consolidated Financial Statements.
Advertising Costs
Advertising costs are expensed as incurred and included in Selling and administrative expense. The Company recorded advertising costs of $9.0 million, $15.5 million, and $11.6 million in 2024, 2023, and 2022, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. The Company has one reporting unit. Goodwill is evaluated for impairment as of July 1 each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company completed the annual goodwill impairment test as of July 1, 2024 and concluded that no impairment to goodwill was necessary as the fair value of the Company's one reporting unit was significantly in excess of the carrying value.
No goodwill impairments were identified during the fiscal years ended September 30, 2024, 2023, or 2022, and no accumulated impairment losses are recorded.
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
Foreign Currency and Derivative Financial Instruments
Assets and liabilities denominated in their functional currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. The United States dollar results that arise from such translation are included in Accumulated other comprehensive loss.
The Company utilizes derivative instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates. The Company utilizes foreign currency forward contracts to protect against market risks arising in the normal course of business.
At the end of the reporting period, foreign-currency-denominated assets and liabilities are remeasured into the functional currencies of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in Other income (expense), net.
The Company recorded transactional foreign exchange losses of $4.4 million during the fiscal year ended September 30, 2024. For the fiscal years ended September 30, 2023 and 2022, transactional foreign exchange impacts were not material to the Company's Consolidated Statements of Income.
Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within selling and administrative expense. Shipping and handling costs were $41.3 million, $36.9 million, and $27.4 million in 2024, 2023, and 2022, respectively.
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

Stock-Based Compensation
Prior to the Separation, certain of the Company’s employees historically participated in BD’s stock-based compensation plans. Stock-based compensation expense was either allocated to the Company based on a proportionate cost allocation method or recorded based on specific identification. Effective April 1, 2022, the Company established the 2022 Employee and Director Equity Based Compensation Plan, as amended on February 7, 2024 (the "Plan"). The Plan provides for the grant of various types of awards, including restricted stock unit ("RSU") awards, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and generally may not be less than the fair market value per share on that date. The Company measures stock-based compensation for equity awards at fair value on the date of grant and records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. For awards that ultimately settle in cash, we treat them as liability awards and mark the award to market each reporting period and recognize any adjustment in our Consolidated Statements of Income. The Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change (see Note 10).
Benefit Plans
Prior to the Separation, the defined benefit plans in which the Company participated related primarily to plans sponsored by BD and for which other businesses of BD also participate (the "Shared Plans"). The Company accounted for the Shared Plans as multiemployer plans and therefore the related assets and liabilities were not reflected in the Consolidated Balance Sheets. For such periods prior to the Separation, the Consolidated Statements of Income reflect a proportional allocation of net periodic benefit cost for the Shared Plans associated with the Company. The Company's participation in the defined pension and postretirement benefit plans sponsored by BD concluded upon the completion of the Separation on April 1, 2022. At and after Separation, Embecta became the plan sponsor for certain non-United States defined benefit pension plans (see Note 19).
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
Additional disclosures regarding the Company's accounting for income taxes are provided in Note 15.
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
Fair Value Measurements
A fair value hierarchy is applied to prioritize inputs used in measuring fair value. The three levels of inputs used to measure fair value are detailed below. Additional disclosures regarding the Company’s fair value measurements are provided in Note 16.

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
Leases
The Company determines whether an arrangement contains a lease at inception. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability in the Company's Consolidated Balance Sheets and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.
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

determining the allocation of shared costs and expenses from BD for the period prior to the Separation, depreciable and amortizable lives, sales returns and allowances, rebate accruals, restructuring costs, inventory reserves and taxes on income as reflected in the Consolidated Financial Statements. Actual results could differ from these estimates.
Supplemental Disclosures Of Cash Flow Information
Cash paid for interest related to debt during the fiscal year ended September 30, 2024, 2023 and 2022 was $117.7 million, $111.0 million and $38.9 million, respectively. Cash paid for income taxes, net of refunds, for the fiscal years ended September 30, 2024, 2023 and 2022 was $29.1 million, $30.4 million and $15.6 million, respectively.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. This update is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
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
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), to improve disclosures about an entity's expenses including more detailed information about the components of expenses in commonly presented expense captions. This update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
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
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") - Pursuant to the TSA, as amended, Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, human resources, procurement, quality and regulatory affairs, medical affairs, tax and treasury services. The agreed-upon charges for such services are generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. Such services provided pursuant to the TSA were to terminate no later than April 1, 2024, 24 months following the Separation. On March 28, 2024, BD granted a limited extension until November 1, 2024 of certain services under the TSA and the Logistics Services Agreement (“LSA”) in a limited set of markets (the "Extension") to support the Interim Business Continuity Processes.
•Trade Receivables Factoring Agreements - Embecta and BD entered into trade receivables factoring agreements (the "Factoring Agreements"), under which Embecta transferred certain net trade receivable assets to BD, and paid a service fee calculated as 0.1% of annual revenues related to countries subject to the Factoring Agreements in exchange for the services provided by BD. Per the terms of the Factoring Agreements, the Company and its relevant subsidiaries sold receivables to the corresponding BD subsidiary in the same jurisdiction and such BD

Dollar amounts are in millions except per share amounts or as otherwise specified.	60

subsidiary collected the receivables from Company's customers. The BD subsidiary assumed the credit risk in respect of the receivables, and accordingly deducted a factoring fee from the purchase price of such receivables. Accordingly, Embecta accounted for the transfer as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade Receivables, net in the Consolidated Balance Sheets when proceeds from the transactions are received. The transfers are presented in the Consolidated Statements of Cash Flows as operating activities and the related service fee is presented as a component of Other income (expense), net in the Consolidated Statements of Income. The Trade Receivables Factoring Agreements terminated and expired as of March 31, 2024.
•Distribution Agreements - Embecta and BD entered into distribution agreements for certain territories, principally in the Asia Pacific Region and Latin America, whereby a subsidiary of BD was appointed as a distributor of Embecta or its relevant subsidiaries to support certain commercial operations of the diabetes care business on a transitional basis in these regions for a maximum of two years. The distribution agreements each continued until either (1) certain governmental approvals needed to distribute products in the defined territory are obtained and order-to-cash processes and other services of the Company for such territory are migrated to an alternative commercial arrangement between the parties or (2) the applicable services are transitioned to a third-party distributor or independently performed by Embecta, but in any event no longer than the maximum term of two years, except certain such agreements may be extended in connection with the Extension. All distribution agreements in the Asia Pacific Region and Latin America terminated and expired in October 2024. Embecta paid BD a return of 1.5% to 2.0% of net revenue for each territory.
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
•Logistics Services Agreement - Embecta and BD entered into the LSA, as amended, whereby BD provides Embecta with certain order-to-cash and logistics services to support certain commercial operations for a maximum term of two years, which BD agreed to extend pursuant to the Extension. Embecta pays BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that are incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue (which increased to 1.25% of net revenue after January 1, 2024).
•Other agreements that Embecta entered into with BD include, but are not limited to, the employee matters agreement ("EMA"), an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility located in Holdrege, Nebraska. See Note 18 for more information on the lease agreement for Holdrege.
As it pertains to the Distribution Agreements noted above, Embecta determined it was the principal under these arrangements and was entitled to all the benefits, and was liable for all the risks, related to the inventory and receivables. Additionally, Embecta had latitude in pricing, had the ability to direct BD regarding decisions over inventory, and was responsible for all credit and collections risks and losses associated with the related receivables when there was no factoring agreement in place. As such, Embecta recognized these sales on a gross basis.

Dollar amounts are in millions except per share amounts or as otherwise specified.	61

On March 28, 2024, the Company entered into (i) a second amendment (the “TSA Amendment”) to the TSA, dated as of March 31, 2022 and previously amended as of July 1, 2022 by and between Embecta and BD, and (ii) a second amendment (the “LSA Amendment”) to the LSA, dated January 1, 2022 and previously amended as of November 20, 2023, by and between Embecta and BD. Under the TSA Amendment and the LSA Amendment, BD granted Embecta, among other things, the Extension.
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
The amounts due from BD under the above agreements were $53.8 million and $10.9 million at September 30, 2024 and are reflected in Amounts due from Becton, Dickinson and Company and Trade receivables, net, respectively. The amount due to BD under these agreements was $42.5 million at September 30, 2024 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including Mexico, India, Brazil, and Colombia, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfers of the relevant local assets and liabilities in Mexico, Brazil, and Colombia closed in October 2024. The transfer of the relevant local assets and liabilities in India are expected to close at a future date. As of September 30, 2024, the Company estimates that amounts due from BD related to certain assets and liabilities in these jurisdictions are $7.0 million and are reflected in Prepaid expenses and other. As of September 30, 2024, the Company estimates that amounts due to BD related to certain assets and liabilities in these jurisdictions is $6.3 million and are reflected in Accrued expenses.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of BD. The following disclosures summarize activity between the Company and BD up to the Separation, including the affiliates of BD that were not part of the Separation.
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
The following table summarizes the components of the net transfers to BD as follows:

Year ended September 30,
2022
Cash pooling and general financing activities(1)	$255.9
Corporate and segment allocations, excluding non-cash stock-based compensation	(50.4)
Taxes deemed settled with BD	(16.2)
Other Separation related adjustments, net	(11.4)
Net transfers to BD as reflected in the Consolidated Statements of Cash Flows	177.9
Share-based compensation expense	(8.5)
Pension expense	(3.6)
Net consideration paid to BD in connection with the Separation	1,266.0
Related party senior secured notes	197.0
Other transfers to (from) BD, net	84.1
Net transfers to BD	$1,712.9

(1)The nature of activities includes financing activities for capital transfers, cash sweeps and other treasury services. As part of this activity, cash balances were swept to BD on a daily basis under the BD Treasury function and the Company receives capital from BD for its cash needs.
Related Party Senior Secured Notes
On March 31, 2022, Embecta issued $200.0 million of senior secured notes to BD (the "Related Party Notes"). The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As of April 1, 2022 the Related Party Notes were reclassified to Long-Term Debt in the Consolidated Balance Sheets as the Related Party Notes are third party debt for periods post Separation. Refer to Note 13 for further information.
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

of $2.5 million for project costs, which was expensed to Research and development expense during the fiscal year ended September 30, 2023.
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. The Company will refocus its research and development strategy on its core business. For additional information related to this matter, refer to Note 21.
Note 6 — Other Operating Expenses
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $110.8 million, $92.7 million, and $44.7 million during the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, marketing, supply chain, employee retention, the implementation of the Company's new ERP system, and certain other costs to establish certain Business Continuity Processes and stand-alone functions to assist with the transition to being a stand-alone entity.
During the fiscal year ended September 30, 2024, the Company recognized $6.3 million of costs associated with the amortization of cloud computing arrangements. For the fiscal years ended September 30, 2023 and 2022, there were no amortization of implementation costs associated with cloud computing arrangements due to the timing of when these projects were placed into service.
The Company recorded approximately $7.4 million and $5.6 million of severance costs related to the optimization of certain business functions during the fiscal years ended September 30, 2024, and 2023, respectively. These costs were primarily recorded in the U.S. and liabilities for costs associated with these activities were not material to any period presented. For the fiscal year ended September 30, 2022 severance costs were not material to the Company's Consolidated Statements of Income.
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
The Company was not a party to any material legal proceedings at September 30, 2024 or September 30, 2023, nor is it a party to any material legal proceedings as of the date of issuance of these Consolidated Financial Statements.
Note 8 — Revenues
The Company’s policies for recognizing revenue have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
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

such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s Consolidated Financial Statements.
The Company’s gross revenues are subject to a variety of gross-to-net deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, chargebacks, sales discounts, and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company’s agreements primarily with its end-user customers. Additional factors considered in the estimate of the Company’s variable consideration liability include the quantification of inventory that is either in stock at or in transit to the Company’s distributors, as well as the estimated lag time between the sale of product and the payment of corresponding variable consideration.
The Company’s liability attributed to variable consideration at September 30, 2024 and September 30, 2023 was $149.6 million and $36.4 million, respectively. Sales deductions recorded as a reduction of gross revenues for the fiscal years ended September 30, 2024, 2023 and 2022 were $525.9 million, $411.1 million, and $336.4 million respectively.
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
The Company’s contract asset balance was $1.2 million as of each of September 30, 2024 and 2023.
Note 9 — Segment, Geographic, and Product Information
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
Revenues by geographic region are as follows:

	Year ended September 30,
	2024	2023	2022
United States	$607.2	$601.4	$600.3
International(1)	515.9	519.4	529.2
Total	$1,123.1	$1,120.8	$1,129.5

(1)For the fiscal years ended September 30, 2024, 2023, and 2022 no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.

Dollar amounts are in millions except per share amounts or as otherwise specified.	65

Revenues by product family are as follows:

	Year ended September 30,
	2024	2023	2022
Pen Needles	$844.4	$829.2	$824.6
Syringes	126.2	138.1	156.0
Safety	129.4	126.3	119.6
Other(1)	10.3	14.2	14.3
Contract Manufacturing	12.8	13.0	15.0
Total	$1,123.1	$1,120.8	$1,129.5

(1)In 2024, Other includes product sales for swabs and other accessories. In 2024, Other also includes the recognition of incremental Italian payback accruals resulting from two July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015 which totaled $4.1 million.
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
As of Separation Date and Periods Post Separation
In connection with the Separation, and in accordance with the EMA, Embecta's employees with outstanding former BD share-based awards received replacement share-based awards under the Plan. The ratio used to convert the BD share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to Separation. As a result of the award modification, Embecta will incur $6.1 million of incremental stock-based compensation expense. Of this amount, $1.2 million, $1.8 million and $2.3 million was recognized during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. $0.8 million will be recognized at a future date over the awards' remaining vesting period.
Effective April 1, 2022, Embecta established the Plan, as amended on February 7, 2024. A total of 10,189,000 shares of common stock are authorized under the Plan. The Plan provides for the grant of various types of awards including RSU awards, SARs, stock options, performance-based awards, and other stock-based awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally SARs have a term of ten years and a three or four year vesting period, subject to limited exceptions.
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

Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the fiscal years ended September 30, 2024, 2023, and 2022 and the respective income tax benefits recognized by the Company in the Consolidated Statements of Income are as follows:

	2024	2023	2022
Cost of products sold	$3.0	$2.2	$2.3
Selling and administrative expense	21.4	18.1	14.6
Research and development expense	2.2	1.6	1.8
Total Stock-Based Compensation Expense	$26.6	$21.9	$18.7
Tax benefit associated with stock-based compensation costs recognized	$3.2	$2.7	$2.9
The following table summarizes the Company's total stock-based compensation expense by classification of award:

	2024	2023	2022
Equity Awards	$26.3	$21.5	$18.7
Liability Awards	0.3	0.4	—
Total	$26.6	$21.9	$18.7
The following table summarizes the Company's total stock-based compensation expense by award type for the fiscal years ended September 30, 2024, 2023 and 2022, subsequent to the Separation:

	2024	2023	2022
Time-Vested Restricted Stock Units (TVUs)	$19.5	$16.2	$6.6
Performance-Based Restricted Stock Units (PSUs)	3.2	1.0	—
Stock Appreciation Rights (SARs)	3.9	4.7	3.7
Total	$26.6	$21.9	$10.3
Time Vested Restricted Stock Units
During the fiscal year ended September 30, 2024, Embecta granted 1,437,311 RSUs in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all TVUs is based on the market value of the Company’s stock on the date of grant.
A summary of TVUs outstanding as of September 30, 2024 and changes during the fiscal year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,188.8	$29.42
Granted	1,437.3	17.39
Distributed*	(553.9)	28.41
Forfeited, canceled or expired	(154.2)	21.29
Nonvested at September 30	1,918.0	$21.34
Expected to vest at September 30	1,823.1	$21.40

*The amounts distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the fiscal years 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Weighted average grant date fair value of units granted	$17.39	$31.00	$31.23

Dollar amounts are in millions except per share amounts or as otherwise specified.	67

The total fair value of TVUs vested during the fiscal years 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Total fair value of units vested	$15.7	$10.9	$1.6
At September 30, 2024, the weighted average remaining vesting term of TVUs is 1.6 years.
Performance Based Restricted Stock Units
During the fiscal year ended September 30, 2024, Embecta awarded 553,235 RSUs in the form of PSUs to certain executive officers and employees which vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics and targets that will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. PSUs cliff vest on the third anniversary after grant date. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all PSUs is based on the market value of the Company’s stock on the date of grant.
A summary of PSUs outstanding as of September 30, 2024 and changes during the fiscal year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	57.8	$30.24
Forfeited, canceled or expired	(1.1)	30.24
Nonvested at September 30	56.7	$30.24
Expected to vest at September 30	53.5	$30.24
The weighted average grant date fair value of PSUs granted during the fiscal year 2023 is as follows:

2023
Weighted average grant date fair value of units granted	$30.24
At September 30, 2024, the weighted average remaining vesting term of PSUs is 1.2 years.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	68

2022
Risk-free interest rate	2.5%
Expected volatility	37.8%
Expected dividend yield	2.9%
Expected life	6.5
Fair value per SAR	$9.38

A summary of SARs outstanding as of September 30, 2024 and changes during the fiscal year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,831.7	$29.06
Forfeited, canceled or expired	(71.3)	$27.70
Balance at September 30	1,760.4	$29.11	6.7	$—
Vested and expected to vest at September 30	1,709.7	$29.09	6.7	$—
Exercisable at September 30	838.8	$28.03	6.1	$—
A summary of SARs exercised during the fiscal years 2023 and 2022 is as follows:

	2023	2022
Total intrinsic value of SARs exercised	$0.3	$0.1
Total fair value of SARs exercised	$0.6	$6.1
Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards as of September 30, 2024, is approximately $29.5 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.7 years. At September 30, 2024, 2.7 million shares were authorized for future grants under the Plan.
Note 11 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	Weighted Average Amortization Period (Years)	September 30, 2024	September 30, 2023
Amortized intangible assets
Patents – gross	11.4	$10.8	$10.6
Less: accumulated amortization		(5.1)	(4.5)
Patents – net		$5.7	$6.1
Customer Relationships and Other – gross	4.8	$5.2	$5.4
Less: accumulated amortization		(2.8)	(2.4)
Customer Relationships and Other – net		$2.4	$3.0
Total amortized intangible assets		$8.1	$9.1
Goodwill		15.6	15.6
Total Goodwill and Other Intangible Assets		$23.7	$24.7
Intangible asset amortization expense was $1.1 million for the fiscal year ended September 30, 2024, $1.2 million for the fiscal year ended September 30, 2023 and $0.7 million for the fiscal year ended September 30, 2022, respectively. The estimated intangible asset amortization expense for each of the fiscal years ended September 30, 2025 through 2029 is expected to approximate $1.1 million per year and $2.8 million for fiscal years subsequent thereafter.

Dollar amounts are in millions except per share amounts or as otherwise specified.	69

Note 12 — Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements and accumulated amortization were as follows:

	September 30, 2024	September 30, 2023
Short-term portion	$10.2	$—
Long-term portion	60.6	38.0
Total Capitalized implementation costs	$70.8	$38.0
Less: accumulated amortization	(6.3)	—
Total Capitalized implementation costs, net	$64.5	$38.0
Costs amortized during the fiscal year ended September 30, 2024 were $6.3 million, and are included in Other operating expenses. For the fiscal years ended September 30, 2023 and 2022 there were no costs recognized related to the implementation of these cloud computing arrangements due to the timing of when these projects were placed into service. As of September 30, 2024, cloud computing arrangement assets in-service have remaining useful lives which range from approximately two to eight years.
Note 13 — Long-Term Debt
5.00% Senior Secured Notes due 2030
On February 10, 2022 Embecta issued $500.0 million aggregate principal amount of 5.00% senior secured notes due February 15, 2030 (the “5.00% Notes”). Interest payments on the 5.00% Notes are due semi-annually in February and August until maturity.
6.75% Senior Secured Notes due 2030
On March 31, 2022, Embecta issued $200.0 million of 6.75% Related Party Notes at a discount of $3.0 million. The Related Party Notes issued to BD were not issued for cash and instead were subject to a debt-for-debt exchange which occurred on April 1, 2022. As such, the issuance of the Related Party Notes is a non-cash financing activity and is not presented in the Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2022.
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
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Per the terms of the Credit Agreement, the Company may from time to time voluntarily prepay the Term Loan in whole or in part without premium or penalty subject to certain exceptions.
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2024, no amount has been drawn on the Revolving Credit Facility.
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
The following is a summary of Embecta's total debt outstanding as of September 30, 2024:

Term Loan due March 2029	$901.3
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,601.3
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(26.5)
Long-term debt	$1,565.3
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method.
In September 2024, the Company made a discretionary prepayment of $25.0 million on the Term Loan. Debt extinguishment charges as a result of this prepayment were not material to the Company's Consolidated Statements of Income.
The Company made interest payments of $117.7 million related to its debt outstanding during the fiscal year ended September 30, 2024.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2025	$9.5
2026	9.5
2027	9.5
2028	9.5
2029	863.3
Thereafter	700.0
Certain measures relating to our total debt outstanding as of September 30, 2024 were as follows:

Total debt	$1,574.8

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.8%
The estimated fair value of long-term debt (including current portion) at September 30, 2024 was $1,527.3 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,574.8 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 14 — Earnings per Share
The calculation of earnings per basic and diluted common share for the fiscal years ended September 30, 2024, 2023 and 2022 were as follows:

Dollar amounts are in millions except per share amounts or as otherwise specified.	71

($ in millions and shares in thousands, except per share amounts)	2024	2023	2022
Net Income attributable to Embecta	$78.3	$70.4	$223.6

Basic weighted average number of shares outstanding	57,681	57,248	57,024
Stock awards and equity units (share equivalent)	645	510	437
Diluted weighted average shares outstanding	58,326	57,758	57,461

Earnings per common share - Basic	$1.36	$1.23	$3.92
Earnings per common share - Diluted	$1.34	$1.22	$3.89
The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. As of September 30, 2024, 2.8 million of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive. As of both September 30, 2023 and September 30, 2022, 1.8 million of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
Note 15 — Income Taxes
Income (Loss) Before Income Taxes
The components of Income Before Income Taxes for the fiscal years ended September 30 consisted of:

	2024	2023	2022
Domestic	$(116.7)	$(100.9)	$(29.1)
Foreign	160.9	206.6	285.7
Income before income taxes	$44.2	$105.7	$256.6
Provision (benefit) for Income Taxes
The provision (benefit) for income taxes for the fiscal years ended September 30 consisted of:

	2024	2023	2022
Current:
Federal	$23.4	$2.6	$20.4
State	2.0	(0.8)	3.4
Foreign	11.1	19.2	35.7
	$36.5	$21.0	$59.5
Deferred:
Federal	$(44.1)	$5.9	$(31.1)
State	(4.6)	0.7	(4.6)
Foreign	(21.9)	7.7	9.2
	$(70.6)	$14.3	$(26.5)
Income tax provision (benefit)	$(34.1)	$35.3	$33.0
The Company's income tax provision for the first half of fiscal 2022 was prepared using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise. The Company believes the assumptions supporting the allocation and presentation of income taxes on a separate return basis are reasonable.
For a portion of fiscal year 2022, the Company’s domestic and foreign operations were included in BD’s domestic consolidated and foreign tax returns, and payments to all tax authorities were made by BD on the Company’s behalf. The Company filed its own foreign tax return and made its own foreign tax payments in Ireland. The Company’s current tax liabilities computed under the separate return method were considered to be effectively settled in the consolidated financial statements at the time the transaction was recorded, with the offset recorded against Net parent investment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	72

Tax Rate Reconciliation
A reconciliation of federal statutory tax rate to the Company's effective income tax rate was as follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(6.8)	—	(0.8)
Foreign income tax at rates other than 21%	(43.4)	(17.3)	(7.0)
US tax on foreign earnings	2.7	12.5	0.2
Taxes on unremitted foreign earnings	(40.6)	11.1	3.2
Tax reserves	14.5	(0.4)	(1.8)
Valuation allowances	41.9	14.0	—
Tax credits	(7.5)	(1.5)	(0.7)
Tax law changes	(65.0)	—	—
Nontaxable items	(12.2)	(8.6)	(1.1)
Nondeductible expenses	16.5	2.5	—
Other, net	1.8	0.1	(0.1)
Effective income tax rate	(77.1)%	33.4%	12.9%
The decrease in the Company's effective income tax rate for fiscal year 2024 as compared to fiscal year 2023 was primarily due to a reduction in withholding taxes on unremitted earnings of foreign subsidiaries related to the expiration of a two-year stock holding period requirement in Switzerland, the recognition of deferred tax assets from Switzerland tax reform, changes in the geographical mix of earnings and overall lower pre-tax earnings; partially offset by an increase in uncertain tax positions and non-deductible expenses.
The increase in the Company's effective income tax rate for fiscal year 2023 as compared to fiscal year 2022 was primarily due to the establishment of a valuation allowance against interest expense carryforwards in the U.S., an increase in U.S. tax on foreign earnings primarily because of limitations on the utilization of foreign tax credits and higher withholding taxes on unremitted foreign earnings; partially offset by increased tax benefits from non-taxable items and change in geographical mix of earnings. For fiscal year 2023, the Other, net included a tax benefit for the establishment of net deferred tax assets incurred in connection with the ongoing separation of the Diabetes Care Business from BD, partially offset by a return to provision adjustment from the prior fiscal year.

Dollar amounts are in millions except per share amounts or as otherwise specified.	73

Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2024	2023
Deferred tax assets:
Compensation and benefits	$13.2	$9.7
Accruals and reserves	23.8	9.1
Intangibles	46.4	24.6
Property, plant and equipment	10.7	11.7
Capitalized research and development expenses	25.9	16.6
Leases	11.6	12.9
Deferred income	13.3	—
Interest expense carryforwards	27.8	16.4
Tax loss and credit carryforwards	12.5	6.6
Other	5.9	2.1
Gross deferred tax assets before valuation allowance	$191.1	$109.7
Valuation allowance	$(50.2)	$(31.6)
Total deferred tax assets	$140.9	$78.1

Deferred tax liabilities:
Taxes on unremitted foreign earnings	$(1.9)	$(20.5)
Right of use asset	(12.1)	(12.8)
Capitalized cloud computing costs	(10.7)	—
Total deferred tax liabilities	$(24.7)	(33.3)
Net deferred tax assets (liabilities) (i)	$116.2	$44.8
i.Net deferred tax assets are included in Deferred Income Taxes and Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities in the Consolidated Balance Sheets.
Deferred tax assets and liabilities are netted in the Consolidated Balance Sheets by separate tax jurisdictions.
As of September 30, 2024 and September 30, 2023, the Company has recorded deferred taxes on undistributed earnings of its foreign subsidiaries.
During fiscal year 2024, the Company recorded a tax benefit of approximately $16.8 million related to a reversal of taxes on unremitted foreign earnings due to the expiration of certain holding period requirements for stock ownership in its foreign affiliate. In addition, the Company recorded a tax benefit of approximately $28.7 million (before valuation allowance) related to the recognition of deferred tax assets for future amortization deductions and tax credits resulting from tax law changes in Switzerland. As of September 30, 2024, the Company has recorded valuation allowances of $50.2 million due to uncertainty that exists regarding the future realizability of certain deferred tax assets, primarily for interest expense carryforwards in the U.S. related to limitations on the annual deductibility of such interest, annual limitations on utilization of amortization deductions and tax credits in Switzerland, state tax credits and deferred tax assets related to certain foreign manufacturing operations
As of September 30, 2023, the Company has recorded valuation allowances of $31.6 million due to the uncertainty that exists regarding future realizability of certain deferred tax assets primarily for interest expense carryforwards in the U.S. related to limitations on the annual deductibility of such interest, state net operating losses, state tax credits and deferred tax assets related to certain foreign manufacturing operations.
The approximate tax benefit related to a tax holiday in Switzerland is $0.7 million and $0.01 impact on diluted earnings per share in fiscal year 2024. The Company will no longer receive tax benefits from the tax holiday beginning in 2025.
As of September 30, 2024, the Company had tax loss and credit carryforwards of approximately $3.1 million of state income tax credit carryforwards, $6.3 million of Switzerland cantonal tax credit carryforwards and $3.1 million in net operating loss carryforwards in various jurisdictions. Approximately $0.3 million of net operating loss carryforwards will not expire and the remaining carryforwards expire in varying amounts from 2028 through 2044.

Dollar amounts are in millions except per share amounts or as otherwise specified.	74

Unrecognized Tax Benefits
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled.

	2024	2023	2022
Balance at October 1	$9.4	$5.7	$16.0
Increase due to current year tax positions	8.9	5.0	1.0
Increase due to prior year tax positions	2.1	3.7	—
Decrease due to prior year tax positions	(6.9)	(0.3)	(6.7)
Decrease due to settlements with tax authorities	—	—	—
Decrease due to lapse of statute of limitations	—	(4.7)	(4.6)
Balance at September 30	$13.5	$9.4	$5.7
Unrecognized tax benefits including interest and penalties that would affect the effective tax rate if recognized	$13.6	$7.2	$7.2
For a portion of fiscal year 2022, the Company’s domestic and foreign operations were included in BD’s domestic consolidated and foreign tax returns, with the exception of Ireland.
The Company conducts business and files tax returns in numerous countries and currently has no tax audits in progress for the period after the Separation.
The following were included for the fiscal years ended September 30 as a component of Income tax provision (benefit) in the Consolidated Statements of Income and the Consolidated Balance Sheets.

	2024	2023	2022
Interest and penalties expense (benefit) associated with unrecognized tax benefits on the Consolidated Statements of Income	$—	$(1.2)	$(1.5)
Interest and penalties associated with unrecognized tax benefits on the Consolidated Balance Sheets	0.1	0.2	1.5
Note 16 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and Restricted cash reported within the Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023, to the total amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2024	September 30, 2023
Cash and equivalents	$267.5	$326.3
Restricted cash	6.7	0.2
Cash and equivalents and restricted cash	$274.2	$326.5
Cash and equivalents includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $12.0 million and $9.4 million for the fiscal years ended September 30, 2024 and 2023, respectively, and is included as a component of Interest expense, net. For the fiscal year ended September 30, 2022, interest income was not material to the Company's Consolidated Statements of Income. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia, Canada, and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated primarily through the use of forward contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows:

Dollar amounts are in millions except per share amounts or as otherwise specified.	75

	Hedge Designation	September 30, 2024	September 30, 2023
Foreign exchange contracts (a)	Undesignated	$4.5	$6.7
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
During the fiscal year ended September 30, 2023, the Company recorded impairment charges of $2.5 million related to the abandonment of certain manufacturing equipment in China that is no longer in use that was inherited as part of the Separation from BD. These assets were previously included as a component of Machinery, equipment and fixtures within Property, Plant and Equipment. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.
During the fiscal year ended September 30, 2022, the Company recorded impairment charges of $58.9 million related to the abandonment of certain manufacturing production lines in the United States that are no longer expected to be completed. These assets were previously included as a component of Construction in progress within Property, Plant and Equipment. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 41.3%, 40.2% and 40.1% for the fiscal years ended September 30, 2024, 2023 and 2022 respectively.
One of the Company's customers represented at least 10.0% of total gross trade receivables individually and represented approximately 11.1% as of September 30, 2024.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 17 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of September 30, 2024	As of September 30, 2023
Land	$3.1	$2.3
Buildings	121.7	124.5
Machinery, equipment and fixtures	607.3	567.2
Leasehold improvements	11.9	9.1
Construction in progress	35.1	44.8
	$779.1	$747.9
Less: accumulated depreciation	(488.7)	(447.7)
Total Property, Plant and Equipment, Net	$290.4	$300.2
During the fiscal year ended September 30, 2023, the Company recorded impairment charges of $2.5 million related to the abandonment of certain manufacturing equipment in China that is no longer in use that was inherited as part of the Separation from BD. These assets were previously included as a component of Machinery, equipment and fixtures within Property, Plant and Equipment.
During the fiscal year ended September 30, 2022, the Company recorded impairment charges of $58.9 million related to the abandonment of certain manufacturing production lines in the United States that are no longer expected to be completed. These assets were previously included as a component of Construction in progress within Property, Plant and Equipment. The impairment charges are recognized within Impairment expense in the Consolidated Statements of Income.

Dollar amounts are in millions except per share amounts or as otherwise specified.	76

Note 18 — Leases
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
Aggregate Lease Information
The Company's leases are included in its Consolidated Balance Sheets as follows:

	As of September 30, 2024	As of September 30, 2023
Finance Lease
Property, Plant, and Equipment, Net	$30.8	$33.1
Total Finance Lease Assets	$30.8	$33.1

Current finance lease liabilities	$3.4	$3.6
Non Current Finance Lease Liabilities	30.2	31.5
Total Finance Lease Liabilities	$33.6	$35.1

Weighted-average remaining lease term (years)	12.5	13.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Deferred Income Taxes and Other Assets	$22.6	$23.0
Total Operating Lease Assets	$22.6	$23.0

Accrued expenses	$6.0	$5.9
Deferred Income Taxes and Other Liabilities	11.9	15.4
Total Operating Lease Liabilities	$17.9	$21.3

Weighted-average remaining lease term (years)	6.3	7.3
Weighted-average discount rate	6.5%	6.9%

Dollar amounts are in millions except per share amounts or as otherwise specified.	77

Lease costs incurred are as follows:

(in millions)	Classification	2024	2023
Operating lease expense	Selling and administrative and Research and Development expense	$7.5	$4.5
Finance lease cost:
Depreciation of lease assets	Cost of products sold	2.5	2.4
Interest on lease liabilities	Interest expense, net	2.4	2.4
Total lease cost		$12.4	$9.3
For the fiscal year ended September 30, 2022, operating lease costs and finance lease costs were not material to the Company's Consolidated Statements of Income.
Supplemental cash flow information related to leases was as follows as of September 30, 2024, 2023 and 2022:

	September 30, 2024	September 30, 2023	September 30, 2022
Right of use assets obtained in exchange for lease liabilities
Finance Lease	$—	$—	$36.7
Operating Leases	3.0	19.0	2.8

	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$6.4	$2.9
Financing cash flows from Finance Lease	1.3	1.2
Operating cash flows from Finance Lease	2.4	2.4
For the fiscal year ended September 30, 2022, cash paid for amounts included in the measurement of lease liabilities was not material.
Maturities of the Company's finance and operating lease liabilities as of September 30, 2024 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2025	3.7	6.2	9.9
2026	3.7	3.4	7.1
2027	3.8	1.8	5.6
2028	3.9	1.8	5.7
2029	3.9	1.7	5.6
Thereafter	32.3	7.3	39.6
Total lease payments	$51.3	$22.2	$73.5
Less: amount representing interest	17.7	4.3	22.0
Present value of lease liabilities	$33.6	$17.9	$51.5

Dollar amounts are in millions except per share amounts or as otherwise specified.	78

Note 19 — Benefit Plans
Defined Benefit Plans
Prior to the Separation on April 1, 2022, Embecta participated in BD's non-United States plans. BD has defined benefit pension plans covering eligible employees in certain of its international subsidiaries. The Company participated in BD's benefit plans as though it was a participant in a multi-employer plan with the other businesses of BD. The retirement benefits accounting guidance provides that liabilities beyond any contributions currently due and unpaid are not required to be reported. For the period prior to the Separation, the Consolidated Statements of Income include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company for the fiscal year ended September 30, 2022 was $3.6 million. Except for deferred closing countries, the Company's participation in the defined pension and postretirement benefit plans sponsored by BD concluded upon the completion of the Separation on April 1, 2022.
As of April 1, 2022, Embecta became the plan sponsor for certain global defined benefit pension plans. These Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. The Company uses September 30 as the year-end measurement date. Of the plans, the defined benefit pension plan covering employees in Switzerland (the "Swiss Plan") is the only defined benefit pension plan material to the Company's Consolidated Financial Statements.
The Company's Swiss Plan is a government-mandated retirement account balance plan. Companies within the Swiss regulatory environment have substantial freedom in setting their pension plan design (e.g. with regards to the salary covered, level of retirement benefits, or overall benefit design) provided the benefits are always at least equal to the minimum requirements as defined by law. Most employers provide higher benefits than those required by law, which is the case for Embecta. The minimum level of retirement benefit is expressed by a cash balance formula with age-related contribution rates (or "retirement credits") based on an insured salary defined by law, and a minimum required interest crediting rate which is set by the government (1.25% in 2024, and 1.00% in 2023 and 2022). The sum of the Company's contributions should be at least equal to the sum of employee contributions. Contributions to the Swiss Plan are invested into a diversified fund managed by an investment fiduciary. As of September 30, 2024 and 2023, the Swiss plan had an unfunded net pension obligation of $4.0 million and $1.9 million, respectively, and plan assets that totaled $18.4 million, and $14.1 million, respectively. Net periodic benefit cost was not material to the Company's Consolidated Statements of Income for any period presented.
Defined Contribution Plans
The Company has various defined contribution savings plans that cover substantially all employees in the United States, Ireland, and Japan. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total employer contributions by the Company to the plans were $15.1 million, $14.1 million and $8.9 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
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
Deferred Compensation Plan
On the date of the Separation, the Company established a Deferred Compensation Plan in which certain directors and employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation. A participant's deferrals are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The amounts accrued under this plan were $10.0 million and $6.1 million as of September 30, 2024 and 2023, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.	79

Note 20 — Supplemental Financial Information
Trade Receivables, Net
The amounts recognized in fiscal years 2024, 2023 and 2022 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2021	(3.1)		(3.1)	(6.2)
Additions charged to costs and expenses	(0.3)		(18.1)	(18.4)
Deductions and other	2.1	(b)	21.1	23.2
Balance at September 30, 2022	(1.3)		(0.1)	(1.4)
Additions charged to costs and expenses	(0.2)		(18.7)	(18.9)
Deductions and other	0.5	(a)	18.8	19.3
Balance at September 30, 2023	(1.0)		—	(1.0)
Additions charged to costs and expenses	(2.2)		(17.5)	(19.7)
Deductions and other	0.4	(a)	(3.6)	(3.2)
Balance at September 30, 2024	(2.8)		(21.1)	(23.9)

(a) Accounts written off
(b) Amounts factored to BD
Long-Lived Assets
Long-lived assets, which include Property, Plant and Equipment, net, and Goodwill and Other Intangibles, net, by geographic area where located at September 30, 2024 and 2023 is as follows:

	2024	2023
United States	$105.0	$109.2
Europe, Middle East, and Africa	170.8	176.9
Asia	37.2	38.4
Other	1.1	0.4
	$314.1	$324.9
Note 21 — Subsequent Events
Discontinuation of the patch pump program
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. The Company will refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt. As a result of this decision, the Company will undergo an organizational restructuring (the "Restructuring Plan"). In addition, the Company intends to discontinue its plans to manufacture and commercialize the insulin delivery system, including the previous intended limited launch.
The Company estimates that it will incur approximately $25 million - $30 million in pre-tax cash-based charges primarily associated with employee severance payments and benefits related to the workforce reduction. The Company expects that the majority of the restructuring charges related to the workforce reduction will be incurred in the first quarter of fiscal 2025 and that the implementation of the workforce reduction, including cash payments, will be substantially complete by the end of the second quarter of fiscal 2025.
The Company estimates that it will incur approximately $10 million - $15 million of additional pre-tax non-cash charges related to asset impairments and asset write-offs. These preliminary estimates may be revised following the completion of the ongoing analysis of the expected additional pre-tax non-cash charges associated with the implementation of the Restructuring Plan.
The estimates of the pre-tax cash charges and additional charges that the Company expects to incur in connection with the Restructuring Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ

Dollar amounts are in millions except per share amounts or as otherwise specified.	80

materially from estimates. In addition, the Company may incur other pre-tax cash charges or additional charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Restructuring Plan.
Performance-Based and Time-Vested Restricted Stock Units
In November 2024 and pursuant to the Plan, the Company granted approximately 1.4 million TVUs in connection with the Company's annual grant which vest on a graded basis over a period of three years, subject to continuous service to the Company by the employee.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	81

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these controls and procedures were, as of the end of the period covered by this Annual Report on Form 10-K, not effective due to a material weakness in the Company's internal control over financial reporting related to the design and operation of certain process and management review controls, including management's review activities for account reconciliations and analyses that were executed for the first time during fiscal year 2024 subsequent to the first and second phases of the Company's ERP system implementation which is further described below.
In 2022, the Company commenced the process of implementing a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP system and other Business Continuity Processes is highly complex and has occurred and will continue to occur in phases across our geographies. The first phase of the implementation began in the fourth quarter of fiscal year 2023. The second phase began in the first quarter of fiscal year 2024 and continued through fiscal year 2024 in North America, EMEA and Greater China. The first and second phases of the implementation are now complete. The remaining third and fourth phases include Latin America and India, respectively. The third phase was completed in the first quarter of fiscal 2025. The fourth and final phase is expected to be completed in fiscal year 2025 subsequent to the date of this Annual Report on Form 10-K. A standardized internal control framework is implemented with each phase as the Company moves away from relying on BD’s systems and controls. Since the fourth and final phase has not yet been completed as of the date of this Annual Report on Form 10-K, the Company continues to rely on certain processes and internal control over financial reporting performed by BD.
Management’s Responsibilities
The financial statements included in Item 8 of this Annual Report on Form 10-K have been prepared by the Company's management in conformity with U.S. generally accepted accounting principles and include, where required, amounts based on the best estimates and judgments of management. The integrity and objectivity of data in the financial statements and elsewhere in this Annual Report on Form 10-K are the responsibility of the Company's management.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and filing of this Annual Report on Form 10-K, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2024. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2024, due to a material weakness in its internal controls related to the design and operation of certain process and management review controls, including certain account reconciliations and analyses. Subsequent to the first and second phases of ERP implementation, the Company instituted new Control Activities. Specifically, these newly designed Control Activities were executed for the first time in fiscal year 2024. Management has concluded that these newly designed Control Activities were not designed or operating effectively to ensure the appropriate level of management review, precision, and adequate evidence to confirm the completeness and accuracy of data used in the account reconciliations and analyses.
Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.
The consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of September 30, 2024 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm” which is included in Item 8 of this Annual Report on Form 10-K.
Remediation Plan
Upon the identification of the material weakness, management immediately effectuated a plan to remediate the design and operation of the related Control Activities. This plan has commenced and will continue into fiscal year 2025 and is intended to involve, but is not limited to, the following actions:
•reassess the design of processes and internal controls related to certain account reconciliations and certain analyses;
•execute a robust and formal training program regarding diligence in control performance and Sarbanes-Oxley Act requirements;
•implement enhanced oversight and governance over account reconciliations and certain financial analyses; and
•enhance control documentation and design to include additional procedures regarding confirmation of the completeness and accuracy of data used to perform controls and the precision of control activities.
The Company is committed to remediating the material weakness. The actions it is taking are subject to ongoing management review, as well as oversight from the Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying cause of the material weakness and will strengthen the Company's internal control over financial reporting. However, the Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weakness in its internal control over financial reporting, necessitating further action. The Company expects to complete the remediation plan in fiscal year 2025.
Changes in Internal Control over Financial Reporting
The Company is working towards executing the remediation plan to address the material weakness noted above. However, none of these efforts have resulted in the remediation of the material weakness noted above as of September 30, 2024. There have been no changes in its internal control over financial reporting during the fourth quarter of fiscal year 2024 other than the identification of the material weakness and the remediation plan disclosed above that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
(a)
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2024 (the “December 2, 2024 8-K”), the Company appointed Anthony Roth as Vice President, Chief Accounting Officer (“CAO” and “principal accounting officer,” as such term is used under the Exchange Act) and Corporate Controller of the Company on November 26, 2024, effective December 2, 2024. The Company had anticipated filing this Annual Report on Form 10-K prior to the effectiveness of Mr. Roth’s appointment, but was unable to do so due to the identification of the material weakness in the Company’s internal control over financial reporting related to the design and operation of certain process and management review controls, as further described in Part II, Item 9A of this Annual Report on Form 10-K. As a result, the Company’s Board of Directors on December 10, 2024 retroactively postponed the effectiveness of Mr. Roth’s appointment from December 2, 2024 to until after the filing of this Annual Report on Form 10-K. Jake Elguicze, who is the

Chief Financial Officer of the Company and served as the principal accounting officer of the Company prior to Mr. Roth’s appointment, served as the Company’s principal accounting officer until the filing of this Annual Report on Form 10-K. Following the filing of this Annual Report on Form 10-K, Mr. Roth’s appointment as CAO and principal accounting officer will become effective, and Mr. Elguicze will step down as the Company’s principal accounting officer, but continue to serve as the Company’s Chief Financial Officer and principal financial officer.
Biographical, compensation and other information regarding Mr. Elguicze is set forth in the Company’s proxy statement, filed with the SEC on December 19, 2023, under the section “Management,” and such information is incorporated by reference herein.
There is no arrangement or understanding between Mr. Elguicze and any other person pursuant to which Mr. Elguicze was selected as principal accounting officer, and there are no family relationships between Mr. Elguicze and any of the Company’s directors or executive officers. There have been no transactions involving Mr. Elguicze that would be required to be disclosed by Item 404(a) of Regulation S-K. Mr. Elguicze did not receive any additional compensation in connection with assuming the responsibilities of principal accounting officer.
Biographical, compensation and other information regarding Mr. Roth is set forth in the December 2, 2024 8-K, and such information is incorporated by reference herein.
(b)
None.
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
Additional information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The other information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
•The following consolidated financial statements of Embecta are included in Item 8 of this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
•Consolidated Statements of Income — Fiscal years ended September 30, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income — Fiscal years ended September 30, 2024, 2023 and 2022
•Consolidated Balance Sheets — September 30, 2024 and 2023
•Consolidated Statements of Equity — Fiscal years ended September 30, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows — Fiscal years ended September 30, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
See Note 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b) Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement, dated as of March 31, 2022, by and between the Company and BD. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.)
3.2	Amended and Restated Bylaws of the Company adopted effective as of August 2, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 3, 2023.)
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

4.5	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2023.)
10.1	Transition Services Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.2
Amendment No. 1 to Transition Services Agreement, dated as of July 1, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022.) **

10.3
Amendment No. 2 to Transition Services Agreement, dated as of March 28, 2024, by and between BD and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2024.) **

10.4	Tax Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

10.5	Employee Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.6	Embecta 2022 Employee and Director Equity-Based Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.7	Amendment No. 1 to the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2024.) (+)
10.8	Embecta Corp. Executive Severance and Change in Control Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.9	Embecta Deferred Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) (+)
10.10	Embecta Corp. Directors’ Deferral Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022.) (+)
10.11
Form of Founders Grants under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022) (+)

10.12
Form of Non-Employee Directors RSU Award under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022) (+)

10.13
Form of Employee and Director PSU and RSU Awards under the 2022 Employee and Director Equity Based Compensation Plan and Conditions of Awards (November 26, 2022). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2023.) (+)

10.14	Form of November 2024 Employee and Director PSU and RSU Awards under the 2022 Employee and Director Equity-Based Compensation Plan and Conditions of Awards. (Filed herewith.) (+)
10.15	Letter Agreement, dated as of January 25, 2021, by and between BD and Devdatt Kurdikar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.16	Letter Agreement, dated as of April 9, 2021, by and between BD and Jacob Elguicze. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.17	Letter Agreement, dated as of August 13, 2021, by and between BD and Shaun Curtis. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.18	Letter Agreement, dated as of May 26, 2021, by and between BD and Jeff Mann. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)
10.19
Change in Control Employment Agreement, dated as of February 10, 2021, by and between BD and Devdatt Kurdikar. (Incorporated by reference to the Company’s Information Statement on Form 10 filed December 21, 2021.) (+)

10.20	Cannula Supply Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **
10.21
Form of Contract Manufacturing Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

10.22	Lease Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **
10.23
Intellectual Property Matters Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) *, **

10.24	Logistics Services Agreement, dated as of January 1, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **
10.25
Amendment to Logistics Services Agreement, dated as of November 20, 2023, by and between BD and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2023.)

10.26
Amendment No. 2 to Logistics Services Agreement, dated as of March 28, 2024, by and between BD and Embecta (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2024.) **

10.27	Form of Distribution Agreement, dated as of March 31, 2022, by and between BD and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

10.28
Credit Agreement, dated as of March 31, 2022, by and among the Company, the lenders and other parties from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and an L/C issuer. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2022.) **

19	Embecta Corp. Insider Trading Policy. (Filed herewith.)
21.1	List of Subsidiaries of Embecta Corp. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
97.1	Embecta Corp. Dodd-Frank Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2023.)
97.2	Embecta Corp. Supplemental Policy Regarding the Recovery of Compensation, Effective December 1, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2023.)
101	The following materials from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

(+)	Management contract or compensatory plan or arrangement.
*	Certain information contained in this document has been omitted because it is both (i) not material and (ii) is the type that the Company treats as private or confidential.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
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
Date: December 11, 2024

By:	/s/ JACOB ELGUICZE
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 11, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LTG (RET.) DAVID F. MELCHER
LTG (Ret.) David F. Melcher	Director	December 11, 2024
and Chairman of the Board
/s/ DAVID J. ALBRITTON
David J. Albritton	Director	December 11, 2024

/s/ CARRIE L. ANDERSON
Carrie L. Anderson	Director	December 11, 2024

/s/ ROBERT (BOB) J. HOMBACH
Robert (Bob) J. Hombach	Director	December 11, 2024

/s/ MILTON M. MORRIS, PH.D.
Milton M. Morris, Ph.D.	Director	December 11, 2024

/s/ CLAIRE POMEROY, M.D.
Claire Pomeroy, M.D.	Director	December 11, 2024

/s/ KAREN N. PRANGE
Karen N. Prange	Director	December 11, 2024

/s/ CHRISTOPHER R. REIDY
Christopher R. Reidy	Director	December 11, 2024

/s/ DEVDATT KURDIKAR
Devdatt Kurdikar	President and Chief Executive Officer	December 11, 2024
(Principal Executive Officer)
/s/ JACOB ELGUICZE
Jacob Elguicze	Senior Vice President, Chief Financial Officer	December 11, 2024
(Principal Financial Officer and Principal Accounting Officer)