Form 10-Q
period 2024-12-31
Embecta Corp.
filed 2025-02-06
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of January 30, 2025 was 58,134,434 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended December 31, 2024

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2024	2023

Revenues	$261.9	$277.3
Cost of products sold	104.8	91.4
Gross Profit	$157.1	$185.9
Operating expenses:
Selling and administrative expense	81.1	90.3
Research and development expense	20.3	20.2
Other operating expenses	27.0	29.9
Total Operating Expenses	$128.4	$140.4
Operating Income	$28.7	$45.5
Interest expense, net	(27.9)	(27.7)
Other income (expense), net	(1.5)	(3.5)
(Loss) Income Before Income Taxes	$(0.7)	$14.3
Income tax (benefit)	(0.7)	(5.8)
Net Income	$—	$20.1

Net Income per common share:
Basic	$—	$0.35
Diluted	$—	$0.35
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2024	2023

Net Income	$—	$20.1
Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	(26.9)	11.6
Other Comprehensive (Loss) Income	$(26.9)	$11.6
Comprehensive (Loss) Income	$(26.9)	$31.7
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	December 31, 2024	September 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$210.0	$267.5
Restricted cash	6.7	6.7
Trade receivables, net (net of allowance for doubtful accounts of $2.7 million and $2.8 million as of December 31, 2024 and September 30, 2024, respectively)	180.9	193.0
Inventories:
Materials	39.4	40.4
Work in process	9.5	4.8
Finished products	120.2	126.3
Total Inventories	$169.1	$171.5
Amounts due from Becton, Dickinson and Company	39.6	53.8
Prepaid expenses and other	60.9	68.5
Total Current Assets	$667.2	$761.0
Property, Plant and Equipment, Net	258.9	290.4
Goodwill and Intangible Assets	23.4	23.7
Deferred Income Taxes and Other Assets	200.0	210.2
Total Assets	$1,149.5	$1,285.3
Liabilities and Equity
Current Liabilities
Accounts payable	$73.0	$91.0
Accrued expenses	127.0	134.2
Amounts due to Becton, Dickinson and Company	42.6	42.5
Salaries, wages and related items	42.7	66.7
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.4	3.4
Income taxes	—	26.7
Total Current Liabilities	$298.2	$374.0
Deferred Income Taxes and Other Liabilities	55.6	54.1
Long-Term Debt	1,534.7	1,565.3
Non Current Finance Lease Liabilities	29.8	30.2
Contingencies (Note 6)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 58,131,759 as of December 31, 2024 and 57,707,285 as of September 30, 2024	$0.6	$0.6
Additional paid-in capital	58.2	52.5
Accumulated deficit	(507.9)	(498.6)
Accumulated other comprehensive loss	(319.7)	(292.8)
Total Equity	$(768.8)	$(738.3)
Total Liabilities and Equity	$1,149.5	$1,285.3
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)
Net Income	—	—	—	20.1	—	20.1
Other comprehensive income, net of taxes	—	—	—	—	11.6	11.6
Stock-based compensation plans	—	—	7.3	—	—	7.3
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.4	(9.0)	—	(8.6)
Issuance of shares related to stock-based compensation plans	240,144	—	(2.2)	—	—	(2.2)
Balance at December 31, 2023	57,573,497	$0.6	$33.4	$(530.0)	$(297.5)	$(793.5)

Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net Income	—	—	—	—	—	—
Other comprehensive (loss), net of taxes	—	—	—	—	(26.9)	(26.9)
Stock-based compensation plans	—	—	8.9	—	—	8.9
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.5	(9.3)	—	(8.8)
Issuance of shares related to stock-based compensation plans	424,474	—	(3.7)	—	—	(3.7)
Balance at December 31, 2024	58,131,759	$0.6	$58.2	$(507.9)	$(319.7)	$(768.8)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Operating Activities
Net Income	$—	$20.1
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	9.4	8.8
Amortization of debt issuance costs	2.1	1.6
Impairment of property, plant and equipment	10.4	—
Amortization of cloud computing arrangements	2.5	0.4
Stock-based compensation	8.9	7.3
Deferred income taxes	2.3	(17.0)
Change in operating assets and liabilities:
Trade receivables, net	5.8	(78.6)
Inventories	(4.5)	4.1
Due from/due to Becton, Dickinson and Company	15.8	17.1
Prepaid expenses and other	9.6	43.7
Accounts payable, accrued expenses and other current liabilities	(40.8)	(15.7)
Income and other net taxes payable	(26.3)	4.4
Other assets and liabilities, net	(0.5)	(9.3)
Net cash used for operating activities	$(5.3)	$(13.1)
Investing Activities
Capital expenditures	$(1.5)	$(2.7)
Net cash used for investing activities	$(1.5)	$(2.7)
Financing Activities
Payments on long-term debt	$(32.4)	$(2.4)
Payments related to tax withholding for stock-based compensation	(3.7)	(2.2)
Payments on finance lease	(0.3)	(0.3)
Dividend payments	(8.8)	(8.6)
Net cash used for financing activities	$(45.2)	$(13.5)
Effect of exchange rate changes on cash and equivalents and restricted cash	(5.5)	1.5
Net Change in Cash and equivalents and restricted cash	$(57.5)	$(27.8)
Opening Cash and equivalents and restricted cash	274.2	326.5
Closing Cash and equivalents and restricted cash	$216.7	$298.7
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Notes to Unaudited Condensed Consolidated Financial Statements
Embecta Corp.
Note 1 — Background
Embecta Corp. ("Embecta" or the "Company") is a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. The Company has a broad portfolio of marketed products, including a variety of pen needles, syringes and safety devices. The Company primarily sells products to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients.
Note 2 — Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Embecta have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Embecta's Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on December 11, 2024 (the “2024 Form 10-K”).
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
The following provides updates to the Company's "Summary of Significant Accounting Policies" as disclosed in the 2024 Form 10-K.
Restructuring Costs
The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, future employee termination costs to be incurred in conjunction with involuntary separations are accrued when such separations are probable and estimable. When accruing these costs, the Company will recognize the amount that is the best estimate. Costs for one-time termination benefits are recognized at the date the employee is notified, unless the employee is required to render services beyond a minimum retention period, in which case the benefits are expensed ratably over the service period. Liabilities for other costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. Other costs primarily consist of contract termination fees and other costs related to restructuring activities and are expensed when incurred. In connection with exit and disposal activities, the Company also assesses the recoverability of long-lived assets employed in the business. Additional disclosures regarding the Company’s accounting for restructuring costs are provided in Note 4.
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the first quarter of fiscal year 2025.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. This update is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for the Company beginning with its fiscal year 2026 reporting. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), to improve disclosures about an entity's expenses including more detailed information about the components of expenses in

Dollar amounts are in millions except per share amounts or as otherwise specified.

commonly presented expense captions. This update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
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
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Embecta and BD (including certain deferred assets and liabilities) as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Embecta's business with Embecta and financial responsibility for the obligations and liabilities of BD’s remaining businesses with BD, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Embecta and BD of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Embecta’s and BD’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of BD’s business and Embecta’s business. In addition, the Company entered into a series of agreements with BD that govern aspects of Embecta's relationship with BD following the Separation which include, but are not limited to the Transition Services Agreements ("TSA"), Trade Receivables Factoring Agreements ("Factoring Agreements"), Distribution Agreements, Cannula Supply Agreement, Tax Matters Agreement, Logistics Services Agreement ("LSA"), employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility located in Holdrege, Nebraska. Certain of these agreements have expired or terminated as disclosed in the 2024 Form 10-K.
For details on the rights and responsibilities of the parties under these agreements refer to Note 4 to the Consolidated Financial Statements in the 2024 Form 10-K.
The amount due from BD under the above agreements was $39.6 million at December 31, 2024 and is included in Amounts due from Becton, Dickinson and Company. The amount due to BD under these agreements was $42.6 million at December 31, 2024 and is included in Amounts due to Becton, Dickinson and Company.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including India, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfer of the relevant local assets and liabilities in India are expected to close at a future date. As of December 31, 2024, the amounts related to certain assets and liabilities in these jurisdictions are not material to the Company’s Condensed Consolidated Financial Statements.
Note 4 — Business Restructuring Charges
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. As a result, the Company incurred organizational restructuring plan (the "Restructuring Plan") costs during the three months ended December 31, 2024. This Restructuring Plan is expected to be completed by the end of the first half of fiscal year 2025, with the cumulative pretax costs to be incurred by the Company to implement the Restructuring Plan estimated to be $35.0 million to $45.0 million. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
The following table summarizes the Company's restructuring related accrual balance as of December 31, 2024 and related activity for the three months ended December 31, 2024:

	Employee Termination	Non-Employee Related (a)	Total
Balance at September 30, 2024	$—	$—	$—
Charged to expense (b)	11.6	15.8	27.4
Cash payments	(1.5)	—	(1.5)
Non-cash adjustments	(0.9)	(10.4)	(11.3)
Balance at December 31, 2024 (c)	$9.2	$5.4	$14.6

Dollar amounts are in millions except per share amounts or as otherwise specified.

(a) Primarily relates to other costs associated with the execution of the Company’s plan, such as termination of contracts and long-lived asset impairments which are discussed further in Note 15 and Note 16.
(b) For the three months ended December 31, 2024, approximately $14.3 million is recorded in Other operating expense, $6.5 million is recorded in Research and development expense, and $6.2 million is recorded in Cost of products sold. Amounts recorded to Selling and administrative expense for the three months ended December 31, 2024 were not material to the Company's Condensed Consolidated Statements of Income.
(c) As of December 31, 2024, approximately $9.2 million is recorded in Salaries, wages and related items and $5.4 million is recorded in Accrued expenses.
Note 5 — Other Operating Expenses
Other operating expenses are as follows:

	Three months ended December 31,
	2024	2023
Costs related to the Separation	$10.4	$26.4
Amortization of cloud computing arrangements	2.5	0.4
Costs associated with the discontinued patch pump program	14.3	—
Business optimization and severance related costs	—	1.9
Other	(0.2)	1.2
Total	$27.0	$29.9
In connection with the Separation, the Company incurred separation and stand-up costs of approximately $10.4 million and $26.4 million during the three months ended December 31, 2024 and December 31, 2023, respectively. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, marketing, supply chain, employee retention, brand transition, and certain other costs to establish certain systems and services, including but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report, which, for clarity, includes enterprise resource plan ("ERP") system (“Business Continuity Processes”) and stand-alone functions to assist with the transition to being a stand-alone entity.
For the three months ended December 31, 2024, the Company recognized $14.3 million of costs associated with the discontinuation of the patch pump program which is further discussed in Note 4. The costs incurred primarily consist of severance-related and contract termination costs. For the three months ended December 31, 2023, the Company recognized $1.9 million of costs related to the optimization of certain business functions.
For the three months ended December 31, 2024 and December 31, 2023, respectively, the Company recognized $2.5 million and $0.4 million of costs associated with the amortization of cloud computing arrangements.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at December 31, 2024 or September 30, 2024, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
Note 7 — Revenues
The Company’s policies for recognizing revenue have not changed from those described in the 2024 Form 10-K. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
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
The Company’s liability attributed to variable consideration at December 31, 2024 and September 30, 2024 was $128.6 million and $149.6 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended December 31, 2024 and 2023 were $150.1 million and $126.7 million, respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region and product line is provided within Note 8.
Contract Assets and Liabilities
The Company does not have contract liabilities. Contract assets consist of the Company’s right to consideration that is conditional upon its future performance pursuant to private label agreements and are presented within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.
The Company’s contract asset balance was $1.2 million as of both December 31, 2024 and September 30, 2024.
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
The Company disaggregates its revenue by geography and product line as management believes these categories best depict how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Three months ended December 31,
	2024	2023
United States	$141.7	$148.6
International(1)	120.2	128.7
Total	$261.9	$277.3

(1)For the three months ended December 31, 2024 and 2023, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Revenues by product line are as follows:

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Three months ended December 31,
	2024	2023
Pen Needles	$191.1	$209.8
Syringes	28.4	30.8
Safety	34.2	30.8
Other(2)	3.4	4.0
Contract Manufacturing	4.8	1.9
Total	$261.9	$277.3

(2)Other includes product sales for swabs and other accessories.
Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended December 31, 2024 and 2023 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2024	2023
Cost of products sold	$0.6	$0.9
Selling and administrative expense	7.4	5.9
Research and development expense	0.1	0.6
Other operating expense	0.9	—
Total Stock-Based Compensation Expense	$9.0	$7.4
Tax benefit associated with stock-based compensation costs recognized	$1.0	$0.7
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Equity Awards	$8.9	$7.3
Liability Awards	0.1	0.1
Total	$9.0	$7.4
The following table summarizes the Company's total stock-based compensation expense by award type for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Time-Vested Restricted Stock Units (TVUs)	$5.6	$5.4
Performance-Based Restricted Stock Units (PSUs)	2.9	0.9
Stock Appreciation Rights (SARs)	0.5	1.1
Total	$9.0	$7.4
Time Vested Restricted Stock Units ("TVUs")
During the three months ended December 31, 2024, Embecta granted 1,404,047 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of TVUs outstanding as of December 31, 2024 and changes during the three months ended December 31, 2024 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,918.0	$21.34
Granted*	1,404.0	18.70
Distributed**	(656.2)	22.42
Forfeited, canceled or expired	(32.7)	20.03
Nonvested at December 31	2,633.1	$19.74
Expected to vest at December 31	2,502.9	$19.75

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the three months ended December 31, 2024 is $18.70 and the total fair value of TVUs vested during the three months ended December 31, 2024 is $14.8 million.
At December 31, 2024, the weighted average remaining vesting term of TVUs is 2.2 years.
Performance Based Restricted Stock Units ("PSUs")
During the three months ended December 31, 2024, Embecta awarded 538,031 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of December 31, 2024, there were 1,019,799 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.
A summary of PSUs outstanding as of December 31, 2024 and changes during the three months ended December 31, 2024 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	56.7	$30.24
Granted*	216.1	18.17
Forfeited, canceled or expired	(2.1)	20.08
Nonvested at December 31	270.7	$24.20
Expected to vest at December 31	259.2	$20.55

*Includes accumulated nonvested dividend equivalents

Dollar amounts are in millions except per share amounts or as otherwise specified.

At December 31, 2024, the weighted average remaining vesting term of PSUs is 0.7 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of December 31, 2024 and changes during the three months ended December 31, 2024 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,760.4	$29.11
Exercised*	(3.4)	13.30
Balance at December 31	1,757.0	$29.14	6.5	$0.1
Vested and expected to vest at December 31	1,716.6	29.11	6.5	$0.1
Exercisable at December 31	1,022.2	$28.08	6.0	$0.1

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
3,400 SARs were exercised during the three months ended December 31, 2024. The intrinsic value and grant date fair value of SARs exercised was immaterial.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of December 31, 2024, is approximately $52.3 million which is expected to be recognized over a weighted-average remaining life of approximately 2.2 years. At December 31, 2024, 4.7 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan, as amended.
Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	December 31, 2024	September 30, 2024
Amortized intangible assets
Patents – gross	$10.8	$10.8
Less: accumulated amortization	(5.2)	(5.1)
Patents – net	$5.6	$5.7
Customer Relationships and Other – gross	$5.2	$5.2
Less: accumulated amortization	(2.9)	(2.8)
Customer Relationships and Other – net	$2.3	$2.4
Total amortized intangible assets	$7.9	$8.1
Goodwill	15.5	15.6
Total Goodwill and Other Intangible Assets	$23.4	$23.7

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 11 — Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	December 31, 2024	September 30, 2024
Short-term portion	$10.4	$10.2
Long-term portion	61.1	60.6
Total Capitalized implementation costs	$71.5	$70.8
Less: accumulated amortization	(8.9)	(6.3)
Total Capitalized implementation costs, net	$62.6	$64.5
Costs amortized during the three months ended December 31, 2024 were $2.5 million and are included in Other operating expenses. Costs amortized during the three months ended December 31, 2023 were not material to the Company's Condensed Consolidated Statements of Income. As of December 31, 2024, cloud computing arrangement assets in-service have useful lives which range from approximately two to eight years.
Note 12 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of December 31, 2024, no amount has been drawn on the Revolving Credit Facility.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2024, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The following is a summary of Embecta's total debt outstanding as of December 31, 2024:

Term Loan due March 2029	$868.9
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,568.9
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(24.7)
Long-term debt	$1,534.7

Dollar amounts are in millions except per share amounts or as otherwise specified.

The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. During the first quarter of fiscal year 2025, the Company recorded approximately $2.1 million of amortization on deferred debt issuance costs and discounts.
During the first quarter of fiscal 2025, the Company made interest payments of $27.4 million on debt outstanding. The weighted-average interest rate on total borrowings as of December 31, 2024 is 6.7%.
During the first quarter of fiscal year 2025, the Company paid an aggregate principal amount of approximately $32.4 million on the Term Loan, of which $30.0 million was discretionary. Debt extinguishment charges as a result of this discretionary prepayment were not material to the Company's Condensed Consolidated Statements of Income.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2025	$7.1
2026	9.5
2027	9.5
2028	9.5
2029	833.3
Thereafter	700.0
The estimated fair value of long-term debt (including current portion) at December 31, 2024 was $1,515.3 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,544.2 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 13 — Earnings per Share
The calculation of earnings per basic and diluted common share for the three months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended December 31,
($ in millions and shares in thousands, except per share amounts)	2024	2023
Net Income	$—	$20.1

Basic weighted average number of shares outstanding	57,952	57,486
Stock awards and equity units (share equivalent)	670	146
Diluted weighted average shares outstanding	58,622	57,632

Earnings per common share - Basic	$—	$0.35
Earnings per common share - Diluted	$—	$0.35
Earnings per diluted share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. For the three months ended December 31, 2024 and 2023, 3.0 million and 3.2 million, respectively, of dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.
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
The effective tax rates were 100.0% and (40.6)% for the three months ended December 31, 2024 and 2023, respectively. The increase in the Company’s effective tax rate from the prior comparative period is primarily due to the absence of a tax

Dollar amounts are in millions except per share amounts or as otherwise specified.

benefit from the establishment of deferred tax assets related to tax law changes in Switzerland, as well as a decrease in earnings.
Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2024	September 30, 2024
Cash and equivalents	$210.0	$267.5
Restricted cash	6.7	6.7
Cash and equivalents and restricted cash	$216.7	$274.2
Cash and equivalents as of December 31, 2024 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $1.8 million and $3.4 million for the three months ended December 31, 2024 and 2023, respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of December 31, 2024 and September 30, 2024, respectively:

	Hedge Designation	December 31, 2024	September 30, 2024
Foreign exchange contracts(a)	Undesignated	$5.4	$4.5

(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and receivables. Gains and losses on these instruments are recognized immediately in Other income (expense), net. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Gains and losses recognized to date on these instruments were not material to the Company's Condensed Consolidated Financial Statements.
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
In the first quarter of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $10.4 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.1 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 42.0% for the three months ended December 31, 2024, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.8% of total revenues for the three months ended December 31, 2023.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Two of the Company's customers represented at least 10.0% of total gross trade receivables individually and, in the aggregate, represented approximately 31.0% as of December 31, 2024.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 16 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	December 31, 2024	September 30, 2024
Land	$2.9	$3.1
Buildings	115.8	121.7
Machinery, equipment and fixtures	570.7	607.3
Leasehold improvements	11.2	11.9
Construction in progress	35.0	35.1
	$735.6	$779.1
Less: accumulated depreciation	(476.7)	(488.7)
Total Property, Plant and Equipment, Net	$258.9	$290.4
In the first quarter of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $10.4 million to write down the carrying value of certain property and equipment as a result of the Company's Restructuring Plan to discontinue the patch pump program. $6.1 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense.
Note 17 — Leases
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	December 31, 2024	September 30, 2024
Finance Leases
Property, Plant, and Equipment, Net	$30.2	$30.8
Total Finance Lease Assets	$30.2	$30.8

Current finance lease liabilities	$3.4	$3.4
Non Current Finance Lease Liabilities	29.8	30.2
Total Finance Lease Liabilities	$33.2	$33.6

Weighted-average remaining lease term (years)	12.3	12.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$19.4	$22.6
Total Operating Lease Assets	$19.4	$22.6

Accrued expenses	$4.3	$6.0
Deferred Income Taxes and Other Liabilities	10.9	11.9
Total Operating Lease Liabilities	$15.2	$17.9

Weighted-average remaining lease term (years)	6.8	6.3
Weighted-average discount rate	6.9%	6.5%
Supplemental cash flow information related to leases for the three months ended December 31, 2024 and 2023 were as follows:
For both the three months ended December 31, 2024 and 2023, right of use assets obtained in exchange for lease liabilities were not material.

	December 31, 2024	December 31, 2023
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$1.9	$1.4
Financing cash flows from Finance Lease	0.3	0.3
Operating cash flows from Finance Lease	0.6	0.6

Maturities of the Company's finance and operating lease liabilities as of December 31, 2024 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2025	$2.8	$4.9	$7.7
2026	3.7	3.5	7.2
2027	3.8	1.9	5.7
2028	3.9	1.9	5.8
2029	3.9	1.7	5.6
Thereafter	32.3	7.3	39.6
Total lease payments	$50.4	$21.2	$71.6
Less: amount representing interest	17.2	6.0	23.2
Present value of lease liabilities	$33.2	$15.2	$48.4

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
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of our patch pump program. As a result of this decision, the Company is in the process of executing an organizational Restructuring Plan which is expected to be completed by the end of the first half of the fiscal year, with the cumulative pretax costs to be incurred by the Company to implement the Restructuring Plan estimated to be $35.0 million to $45.0 million. In addition, we discontinued our commercial operation plans for the insulin delivery system, including the previous intended limited launch. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the Israel-Hamas war and Houthi attacks on commercial shipping vessels and other naval vessels. As of February 6, 2025, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
In addition, our revenues and results of operations have been affected by various fluctuations in macroeconomic conditions and regulatory and policy changes, both on a global level and in particular markets, which include inflation and slowing economic growth and contractions, a changing interest rate environment, supply chain interruptions, tariff policy changes, volatility in capital markets and the availability of credit, tax rates and the rate of exchange between the United States dollar and foreign currencies. The nature and extent of the impact of these factors among others varies by region and remains uncertain and unpredictable and may affect our business.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2024	2023	%
Revenues	$261.9	$277.3	(5.6)%
Cost of products sold	104.8	91.4	14.7
Gross Profit	157.1	185.9	(15.5)
Operating expenses:
Selling and administrative expense	81.1	90.3	(10.2)
Research and development expense	20.3	20.2	0.5
Other operating expenses	27.0	29.9	(9.7)
Total Operating Expenses	128.4	140.4	(8.5)
Operating Income	28.7	45.5	(36.9)
Interest expense, net	(27.9)	(27.7)	0.7
Other income (expense), net	(1.5)	(3.5)	(57.1)
(Loss) Income Before Income Taxes	(0.7)	14.3	(104.9)
Income tax (benefit)	(0.7)	(5.8)	(87.9)
Net Income	$—	$20.1	(100.0)

Net Income per common share:
Basic	$—	$0.35	(100.0)%
Diluted	$—	$0.35	(100.0)%
Three Months Ended December 31, 2024 Summary (on a comparative basis)
Key financial results for the three months ended December 31, 2024 were as follows:
•Revenue decreased by $15.4 million to $261.9 million from $277.3 million;
•Gross profit decreased by $28.8 million to $157.1 million from $185.9 million. Gross profit as a percent of revenue was 60.0%, as compared to 67.0% in the prior year comparative period;
•Operating income decreased by $16.8 million to $28.7 million from $45.5 million; and
•Net income decreased by $20.1 million to $0.0 million from $20.1 million.
Revenues
Our revenues decreased by $15.4 million, or 5.6%, to $261.9 million for the three months ended December 31, 2024 as compared to revenues of $277.3 million for the three months ended December 31, 2023. Changes in revenues are driven by the volume of goods that the Company sells, the prices it negotiates with customers, and changes in foreign exchange rates. The decrease in revenues was driven by $17.9 million of unfavorable changes in volume and $2.0 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar. This was partially offset by a $2.9 million increase in contract manufacturing revenues related to sales of non-diabetes products to BD and $1.6 million of favorable changes in price.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cost of products sold
Cost of products sold increased by $13.4 million, or 14.7%, to $104.8 million for the three months ended December 31, 2024 as compared to $91.4 million for the three months ended December 31, 2023. Cost of products sold as a percentage of revenues was 40.0% for the three months ended December 31, 2024 as compared to 33.0% for the three months ended December 31, 2023. The increase in cost of products sold for the three month comparative period was primarily driven by a non-cash asset impairment charge to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. Also, contributing to the period over period increase was the impact of net changes in profit in inventory adjustments. These items were partially offset by the impact of lower sales recognized in the current period as compared to the prior year period.
Selling and administrative expenses
Selling and administrative expenses decreased by $9.2 million, or 10.2%, to $81.1 million for the three months ended December 31, 2024 as compared to $90.3 million for the three months ended December 31, 2023. The decrease for the three month comparative period was primarily driven by lower TSA and LSA costs with BD in addition to lower compensation and marketing expense recognized in the current period.
Research and development expenses
Research and development expenses increased by $0.1 million, or 0.5%, to $20.3 million for the three months ended December 31, 2024 as compared to $20.2 million for the three months ended December 31, 2023. The increase for the three month comparative period was primarily driven by certain asset impairments attributed to our decision to discontinue internal and external investment in the research and development of the Company's patch pump program. This was partially offset by a reduction in payments made in connection with the development of our insulin patch pump program in the current period as compared to the prior period, given the discontinuation of the patch pump program. We expect our research and development expense to decrease sequentially in fiscal year 2025 compared to fiscal year 2024.
Other operating expenses
Other operating expenses incurred primarily relate to accounting, auditing, legal services, marketing, supply chain, employee retention, costs associated with the implementation of our new ERP system and other Business Continuity Processes, costs associated with brand transition, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity. These costs also include certain severance costs related to the optimization of certain business functions as we transition to being a stand-alone entity and severance and contract termination costs associated with the discontinued patch pump program.
Other operating expenses are as follows:

	Three months ended December 31,
	2024	2023
Costs related to the Separation	$10.4	$26.4
Amortization of cloud computing arrangements	2.5	0.4
Costs associated with the discontinued patch pump program	14.3	—
Business optimization and severance related costs	—	1.9
Other	(0.2)	1.2
Total	$27.0	$29.9
Interest expense, net
Interest expense, net increased by $0.2 million to $27.9 million for the three months ended December 31, 2024 as compared to $27.7 million for the three months ended December 31, 2023, which equates to a relatively flat change period over period. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2025. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Other income (expense), net
Other income (expense), net, was $(1.5) million and $(3.5) million for the three months ended December 31, 2024 and 2023, respectively. The costs incurred for the three month period ended December 31, 2024 are primarily attributed to unfavorable impacts from foreign exchange. The costs incurred for the three month period ended December 31, 2023, are primarily attributed to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor. We do not expect to incur any additional amounts where BD is considered the primary obligor in the current fiscal year.
Income tax (benefit)
The effective tax rates were 100.0% and (40.6)% for the three months ended December 31, 2024 and 2023, respectively. The increase in the Company’s effective tax rate from the prior comparative period is primarily due to the absence of a tax benefit from the establishment of deferred tax assets related to tax law changes in Switzerland, as well as a decrease in earnings.
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
The following is a summary of Embecta's total debt outstanding as of December 31, 2024:

Term Loan	$868.9
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,568.9
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(24.7)
Long-term debt	$1,534.7
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2025	$7.1
2026	9.5
2027	9.5
2028	9.5
2029	833.3
Thereafter	700.0

Dollar amounts are in millions except per share amounts or as otherwise specified.

Certain measures relating to our total debt outstanding as of December 31, 2024 were as follows:

Total debt	$1,544.2

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.7%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2024, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
During the first quarter of fiscal year 2025, the Company paid an aggregate principal amount of approximately $32.4 million on the Term Loan, of which $30.0 million was discretionary. Debt extinguishment charges as a result of this discretionary prepayment were not material to the Company's Condensed Consolidated Statements of Income.
We may, from time to time, seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchase, or privately negotiated transactions, or otherwise may redeem some or all of our debt pursuant to its terms. Such repurchases or exchanges, if any, will depend upon various factors existing at the time, including prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and there can be no assurance as to which, if any, of these alternatives, or combination thereof, we may choose to pursue in the future.
For additional information related to the Company's debt related activities, refer to Note 12 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.
Leases
Maturities of our finance lease and operating lease liabilities as of December 31, 2024 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2025	$2.8	$4.9	$7.7
2026	3.7	3.5	7.2
2027	3.8	1.9	5.7
2028	3.9	1.9	5.8
2029	3.9	1.7	5.6
Thereafter	32.3	7.3	39.6
Total lease payments	$50.4	$21.2	$71.6
For additional information related to our leases, refer to Note 17 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cash and equivalents and restricted cash were $216.7 million as of December 31, 2024 as compared to $274.2 million as of September 30, 2024.
The primary uses of cash that contributed to the $57.5 million decrease were:

September 30, 2024 Cash and equivalents and restricted cash balance	$274.2
Cash used for operating activities	(5.3)
Cash used for investing activities	(1.5)
Cash used for financing activities	(45.2)
Effect of exchange rate changes on cash and equivalents and restricted cash	(5.5)
December 31, 2024 Cash and equivalents and restricted cash balance	$216.7
Net cash used for operating activities was primarily attributable to:

Net Income	$—
Non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, stock-based compensation, and deferred income taxes	35.6
Change in accounts payable and accrued expenses	(40.8)
Change in trade receivables	5.8
Change in inventories	(4.5)
Change in amounts due from/due to Becton, Dickinson and Company	15.8
Change in prepaid expenses and other	9.6
Change in income and other net taxes payable	(26.3)
Change in other assets and liabilities, net	(0.5)
Net cash used for operating activities	$(5.3)
The change in accounts payable and accrued expenses is primarily attributed to timing of payments to vendors and annual bonus payments.
The change in trade receivables is primarily attributed to the timing of sales.
The change in inventories is primarily attributed to actions taken to build inventory to support the execution of our brand transition program.
The change in amounts due from/due to Becton, Dickinson and Company is attributed to the timing of payments associated with certain agreements effectuated at Separation.
The change in prepaid expenses and other is primarily attributed to payments received from BD associated with the transfer of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions that closed in the first quarter of fiscal 2025.
The change in income and other net taxes payable is primarily attributed to timing of required tax payments.
The change in other assets and liabilities, net is primarily attributed to costs capitalized attributed to cloud computing arrangements.
All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash used for investing activities was comprised of capital expenditures of $1.5 million for the three months ended December 31, 2024 to support our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	$(8.8)
Payments on long-term debt	(32.4)
Payments related to tax withholding for stock-based compensation	(3.7)
Payments on finance lease	(0.3)
Net cash used for financing activities	$(45.2)

Dollar amounts are in millions except per share amounts or as otherwise specified.

Contractual Obligations
Our contractual obligations as of December 31, 2024, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2024 Form 10-K for further details. As of December 31, 2024, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in the 2024 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. There have been no changes to our critical accounting policies as of December 31, 2024.
Cautionary Statements Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, the Restructuring Plan, brand transition, future product development, anticipated product and regulatory clearances, approvals, and launches, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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
•Embecta’s ability to obtain clearance from the U.S. Food and Drug Administration of any product, to market and sell such products successfully, to anticipate the needs of people with diabetes, and future business decisions by Embecta and its competitors.
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
•The impact of changes in United States, federal laws and policy that could affect fiscal and tax policies, healthcare and international trade, including import and export regulation, tariffs and international trade agreements. In particular, tariffs or other trade barriers imposed by the United States or other countries could adversely impact its supply chain costs or otherwise adversely impact its results of operations.
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
•The impact of the Separation on Embecta's businesses and the risk that the Separation may be more difficult, time-consuming or costly than expected, including brand transition, the impact on its resources, systems, including ERP, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
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
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” included within the 2024 Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing of the 2024 Form 10-K except as follows:
Foreign Currency Exchange and Other Rate Risks
We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows.
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 15, Financial Instruments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at December 31, 2024, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $8.7 million on an annualized basis. To the extent we borrow on our Revolving Credit Facility, we will be subject to risks related to changes in SOFR.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended. Based upon that evaluation as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting in "Item 9A. Control and Procedures" in the Annual Report on Form 10-K for the year ended September 30, 2024.
In 2022, the Company commenced the process of implementing a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP system and other Business Continuity Processes is highly complex and has occurred and will continue to occur in phases across our geographies. The implementations of North America, EMEA, Asia and Greater China were completed in phases within fiscal years 2023 and 2024. The Latin America implementation was completed in the first quarter of fiscal year 2025. The implementation for India is expected to be completed in fiscal year 2025, subject to the timely receipt of the required government and health authority approvals. A standardized internal control framework is implemented as the Company moves away from relying on BD’s systems and controls. Since the final phase has not been completed as of the date of this Quarterly Report on Form 10-Q, the Company continues to rely on certain processes and internal control over financial reporting performed by BD.
Management's Remediation Plan
Upon the identification of the material weakness, management immediately effectuated a plan to remediate the design and operation of the related control activities. The execution of this plan has commenced and will continue to progress through fiscal year 2025. Remediation activities include, but are not limited to the following actions:
•reassess the design of processes and internal controls related to certain account reconciliations and certain analyses;
•execute a robust and formal training program regarding diligence in control performance and Sarbanes-Oxley Act requirements and emphasis of certain finance policies;
•implement enhanced oversight and governance over account reconciliations and certain financial analyses;
•enhance control documentation and design to include additional procedures regarding confirmation of the completeness and accuracy of data used to perform controls and the precision of control activities; and
•leverage existing technology to develop enhanced reporting and to drive process efficiencies and automation.
The Company is committed to remediating the material weakness. The actions are subject to ongoing management review, as well as oversight from the Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying cause of the material weakness and will strengthen the Company's internal control over financial reporting. However, the Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weakness in its internal control over financial reporting, necessitating further action. The Company will continue to build on the progress made in the remediation plan. A determination cannot be made on when the remediation plan will be fully completed, and the Company cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
The Company is working towards executing the remediation plan to address the material weakness. However, none of these efforts have resulted in the remediation of the material weakness as of December 31, 2024. There have been no changes in internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2024 Form 10-K.

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

EMBECTA CORP.

Date: February 6, 2025	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 6, 2025	By:	/s/ Anthony Roth
	Name:	Anthony Roth
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)