Form 10-Q
period 2025-03-31
Embecta Corp.
filed 2025-05-09
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of May 2, 2025 was 58,442,508 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended March 31, 2025

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Revenues	$259.0	$287.2	$520.9	$564.5
Cost of products sold	94.9	101.8	199.7	193.2
Gross Profit	$164.1	$185.4	$321.2	$371.3
Operating expenses:
Selling and administrative expense	79.6	92.3	160.7	182.6
Research and development expense	8.0	18.4	28.3	38.6
Other operating expenses	13.6	35.5	40.6	65.4
Total Operating Expenses	$101.2	$146.2	$229.6	$286.6
Operating Income	$62.9	$39.2	$91.6	$84.7
Interest expense, net	(26.7)	(27.8)	(54.6)	(55.5)
Other income (expense), net	(0.4)	(1.5)	(1.9)	(5.0)
Income Before Income Taxes	$35.8	$9.9	$35.1	$24.2
Income tax provision (benefit)	12.3	(19.0)	11.6	(24.8)
Net Income	$23.5	$28.9	$23.5	$49.0

Net Income per common share:
Basic	$0.40	$0.50	$0.40	$0.85
Diluted	$0.40	$0.50	$0.40	$0.85
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Net Income	$23.5	$28.9	$23.5	$49.0
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	11.4	(2.4)	(15.5)	9.2
Other Comprehensive Income (Loss), net of tax	$11.4	$(2.4)	$(15.5)	$9.2
Comprehensive Income	$34.9	$26.5	$8.0	$58.2
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$209.3	$267.5
Restricted cash	3.0	6.7
Trade receivables, net (net of allowance for doubtful accounts of $2.6 million and $2.8 million as of March 31, 2025 and September 30, 2024, respectively)	185.6	193.0
Inventories:
Materials	42.4	40.4
Work in process	8.8	4.8
Finished products	118.0	126.3
Total Inventories	$169.2	$171.5
Amounts due from Becton, Dickinson and Company	17.0	53.8
Prepaid expenses and other	59.3	68.5
Total Current Assets	$643.4	$761.0
Property, Plant and Equipment, Net	257.4	290.4
Goodwill and Intangible Assets	23.1	23.7
Deferred Income Taxes and Other Assets	196.3	210.2
Total Assets	$1,120.2	$1,285.3
Liabilities and Equity
Current Liabilities
Accounts payable	$58.8	$91.0
Accrued expenses	123.1	134.2
Amounts due to Becton, Dickinson and Company	20.7	42.5
Salaries, wages and related items	43.8	66.7
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.4	3.4
Income taxes	—	26.7
Total Current Liabilities	$259.3	$374.0
Deferred Income Taxes and Other Liabilities	58.5	54.1
Long-Term Debt	1,509.1	1,565.3
Non Current Finance Lease Liabilities	29.5	30.2
Contingencies (Note 6)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 58,327,015 as of March 31, 2025 and 57,707,285 as of September 30, 2024	$0.6	$0.6
Additional paid-in capital	65.0	52.5
Accumulated deficit	(493.5)	(498.6)
Accumulated other comprehensive loss	(308.3)	(292.8)
Total Equity	$(736.2)	$(738.3)
Total Liabilities and Equity	$1,120.2	$1,285.3
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2024	57,573,497	$0.6	$33.4	$(530.0)	$(297.5)	$(793.5)
Net Income	—	—	—	28.9	—	28.9
Other comprehensive (loss), net of taxes	—	—	—	—	(2.4)	(2.4)
Stock-based compensation plans	—	—	6.5	—	—	6.5
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.3	(8.9)	—	(8.6)
Issuance of shares related to stock-based compensation plans	87,936	—	(0.5)	—	—	(0.5)
Balance at March 31, 2024	57,661,433	$0.6	$39.7	$(510.0)	$(299.9)	$(769.6)

Balance at January 1, 2025	58,131,759	$0.6	$58.2	$(507.9)	$(319.7)	$(768.8)
Net Income	—	—	—	23.5	—	23.5
Other comprehensive income, net of taxes	—	—	—	—	11.4	11.4
Stock-based compensation plans	—	—	7.3	—	—	7.3
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.4	(9.1)	—	(8.7)
Issuance of shares related to stock-based compensation plans	195,256	—	(0.9)	—	—	(0.9)
Balance at March 31, 2025	58,327,015	$0.6	$65.0	$(493.5)	$(308.3)	$(736.2)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)
Net Income	—	—	—	49.0	—	49.0
Other comprehensive income, net of taxes	—	—	—	—	9.2	9.2
Stock-based compensation plans	—	—	13.8	—	—	13.8
Dividends and dividend equivalents declared ($0.30 per share)	—	—	0.7	(17.9)	—	(17.2)
Issuance of shares related to stock-based compensation plans	328,080	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	57,661,433	$0.6	$39.7	$(510.0)	$(299.9)	$(769.6)

Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net Income	—	—	—	23.5	—	23.5
Other comprehensive (loss), net of taxes	—	—	—	—	(15.5)	(15.5)
Stock-based compensation plans	—	—	16.2	—	—	16.2
Dividends and dividend equivalents declared ($0.30 per share)	—	—	0.9	(18.4)	—	(17.5)
Issuance of shares related to stock-based compensation plans	619,730	—	(4.6)	—	—	(4.6)
Balance at March 31, 2025	58,327,015	$0.6	$65.0	$(493.5)	$(308.3)	$(736.2)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Operating Activities
Net Income	$23.5	$49.0
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	18.4	17.8
Amortization of debt issuance costs	4.1	3.2
Impairment of property, plant and equipment	10.4	—
Amortization of cloud computing arrangements	5.2	1.6
Stock-based compensation	16.2	13.8
Deferred income taxes	5.6	(39.6)
Change in operating assets and liabilities:
Trade receivables, net	3.7	(106.7)
Inventories	(2.0)	2.0
Due from/due to Becton, Dickinson and Company	15.3	64.3
Prepaid expenses and other	13.5	36.5
Accounts payable, accrued expenses and other current liabilities	(60.5)	0.4
Income and other net taxes payable	(26.8)	(7.0)
Other assets and liabilities, net	(0.1)	(24.1)
Net cash provided by operating activities	$26.5	$11.2
Investing Activities
Capital expenditures	$(1.6)	$(6.1)
Net cash used for investing activities	$(1.6)	$(6.1)
Financing Activities
Payments on long-term debt	$(59.8)	$(4.8)
Payments related to tax withholding for stock-based compensation	(4.6)	(2.7)
Payments on finance lease	(0.6)	(0.6)
Dividend payments	(17.5)	(17.2)
Net cash used for financing activities	$(82.5)	$(25.3)
Effect of exchange rate changes on cash and equivalents and restricted cash	(4.3)	0.2
Net Change in Cash and equivalents and restricted cash	$(61.9)	$(20.0)
Opening Cash and equivalents and restricted cash	274.2	326.5
Closing Cash and equivalents and restricted cash	$212.3	$306.5
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
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the second quarter of fiscal year 2025.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), to improve disclosures about an entity's expenses including more detailed information about the components of expenses in

Dollar amounts are in millions except per share amounts or as otherwise specified.

commonly presented expense captions. This update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. While this accounting standard will increase disclosures, it is not expected to have a material impact on the Company’s Consolidated Financial Statement results.
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
The amounts due from BD under the above agreements were $17.0 million and $7.5 million at March 31, 2025 and are included in Amounts due from Becton, Dickinson and Company and Trade receivables, net, respectively. The amounts due to BD under these agreements were $20.7 million and $4.3 million at March 31, 2025 and are included in Amounts due to Becton, Dickinson and Company and Accounts payable, respectively.
The closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions, including India, as contemplated by the Separation and Distribution Agreement did not occur at Separation. The transfer of the relevant local assets and liabilities in India are expected to close at a future date. As of March 31, 2025, the amounts related to certain assets and liabilities in these jurisdictions are not material to the Company’s Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 4 — Business Restructuring Charges
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. As a result, the Company incurred organizational restructuring plan (the "Patch Pump Restructuring Plan") costs during the three and six months ended March 31, 2025. This Patch Pump Restructuring Plan is substantially complete as of March 31, 2025, with the cumulative pretax costs to be incurred by the Company to implement the Patch Pump Restructuring Plan estimated to be $30.0 million to $40.0 million. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
During the second quarter of fiscal year 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to streamline the organization and optimize resources. As a result, the Company incurred organizational restructuring plan costs during the three and six months ended March 31, 2025. The Company expects these restructuring actions to be substantially completed by the end of fiscal year 2025, with the cumulative pretax costs to be incurred by the Company to implement the 2025 Restructuring Plan estimated to be $4.0 million to $5.0 million.
The following table summarizes the charges related to the restructuring programs by type of cost for the periods ended:

	Three months ended March 31, 2025			Six months ended March 31, 2025
	Employee Termination	Non-Employee Related	Total	Employee Termination	Non-Employee Related	Total
Cost of products sold	$0.1	$—	$0.1	$0.3	$6.1	$6.4
Selling and administrative expense	0.4	—	0.4	0.6	—	0.6
Research and development expense	4.3	—	4.3	6.6	4.3	10.9
Other operating expenses	5.3	(0.6)	4.7	14.2	4.7	18.9
	$10.1	$(0.6)	$9.5	$21.7	$15.1	$36.8
Employee termination costs are associated with actual headcount reductions, including involuntary headcount reductions which were probable and could be reasonably estimated.
Non-employee related costs are associated with termination of contracts and long-lived asset impairments which are discussed further in Note 15 and Note 16.
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended March 31, 2025:

	Employee Termination	Non-Employee Related	Total
Balance at September 30, 2024	$—	$—	$—
Charged to expense	21.7	15.1	36.8
Cash payments	(13.1)	(3.6)	(16.7)
Non-cash adjustments	(3.0)	(10.4)	(13.4)
Balance at March 31, 2025 (a)	$5.6	$1.1	$6.7
(a) As of March 31, 2025, $5.6 million is recorded in Salaries, wages and related items and $1.1 million is recorded in Accrued expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 5 — Other Operating Expenses
Other operating expenses are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Costs related to the Separation	$6.2	$32.6	$16.6	$59.0
Amortization of cloud computing arrangements	2.7	1.2	5.2	1.6
Costs associated with the discontinued patch pump program	1.0	—	15.3	—
Business optimization and severance related costs	3.6	1.0	3.6	2.9
Other	0.1	0.7	(0.1)	1.9
Total	$13.6	$35.5	$40.6	$65.4
In connection with the Separation, the Company incurred separation and stand-up costs. The costs incurred primarily consist of costs associated with accounting, auditing, legal services, marketing, supply chain, employee retention, brand transition, and certain other costs to establish certain systems and services, including but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report, which, for clarity, includes enterprise resource plan ("ERP") system (“Business Continuity Processes”) and stand-alone functions to assist with the transition to being a stand-alone entity.
For both the three and six months ended March 31, 2025 and 2024, the Company recognized costs associated with the amortization of cloud computing arrangements which is further discussed in Note 11.
For the three and six months ended March 31, 2025, the Company recognized costs associated with the discontinuation of the patch pump program which is further discussed in Note 4.
For both the three and six months ended March 31, 2025 and 2024, the Company incurred restructuring, business optimization, and severance related costs associated with standing up and optimizing the organization.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at March 31, 2025 or September 30, 2024, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
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
The Company’s liability attributed to variable consideration at March 31, 2025 and September 30, 2024 was $128.4 million and $149.6 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended March 31, 2025 and 2024 were $143.2 million and $138.5 million, respectively. Sales deductions recorded as a reduction of gross revenues for the six months ended March 31, 2025 and 2024 were $293.3 million and $265.2 million, respectively.
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
The Company’s contract asset balance was $1.2 million as of both March 31, 2025 and September 30, 2024.
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
Revenues by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
United States	$135.2	$147.6	$276.9	$296.2
International(1)	123.8	139.6	244.0	268.3
Total	$259.0	$287.2	$520.9	$564.5

(1)For the three and six months ended March 31, 2025 and 2024, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues by product line are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Pen Needles	$188.3	$218.2	$379.4	$428.0
Syringes	28.8	30.0	57.2	60.8
Safety	34.2	33.3	68.4	64.1
Other(2)	3.3	3.1	6.7	7.1
Contract Manufacturing	4.4	2.6	9.2	4.5
Total	$259.0	$287.2	$520.9	$564.5

(2)Other includes product sales for swabs and other accessories.
Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended March 31, 2025 and 2024 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Cost of products sold	$0.6	$1.1	$1.2	$2.0
Selling and administrative expense	4.7	4.9	12.1	10.8
Research and development expense	0.1	0.5	0.2	1.1
Other operating expense	1.9	—	2.8	—
Total Stock-Based Compensation Expense	$7.3	$6.5	$16.3	$13.9
Tax benefit associated with stock-based compensation costs recognized	$1.0	$0.5	$2.0	$1.2
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Equity Awards	$7.3	$6.5	$16.2	$13.8
Liability Awards	—	—	0.1	0.1
Total	$7.3	$6.5	$16.3	$13.9
The following table summarizes the Company's total stock-based compensation expense by award type for the three and six months ended March 31, 2025 and 2024:

	Three months ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Time-Vested Restricted Stock Units (TVUs)	$6.2	$5.2	$11.8	$10.6
Performance-Based Restricted Stock Units (PSUs)	0.4	0.4	3.3	1.3
Stock Appreciation Rights (SARs)	0.7	0.9	1.2	2.0
Total	$7.3	$6.5	$16.3	$13.9
Time Vested Restricted Stock Units ("TVUs")
During the six months ended March 31, 2025, Embecta granted 1,541,980 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation

Dollar amounts are in millions except per share amounts or as otherwise specified.

expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.
A summary of TVUs outstanding as of March 31, 2025 and changes during the six months ended March 31, 2025 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,918.0	$21.34
Granted*	1,542.0	18.55
Distributed**	(865.5)	21.63
Forfeited, canceled or expired	(222.2)	19.08
Nonvested at March 31	2,372.3	$19.60
Expected to vest at March 31	2,256.2	$19.66

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the six months ended March 31, 2025 is $18.55 and the total fair value of TVUs vested during the six months ended March 31, 2025 is $18.8 million.
At March 31, 2025, the weighted average remaining vesting term of TVUs is 1.9 years.
Performance Based Restricted Stock Units ("PSUs")
During the six months ended March 31, 2025, Embecta awarded 538,031 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of March 31, 2025, there were 975,546 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.
A summary of PSUs outstanding as of March 31, 2025 and changes during the six months ended March 31, 2025 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	56.7	$30.24
Granted*	216.1	18.17
Distributed	(37.4)	18.70
Forfeited, canceled or expired	(6.2)	18.96
Nonvested at March 31	229.2	$21.39
Expected to vest at March 31	218.1	$21.38

*Includes accumulated nonvested dividend equivalents

Dollar amounts are in millions except per share amounts or as otherwise specified.

At March 31, 2025, the weighted average remaining vesting term of PSUs is 0.6 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of March 31, 2025 and changes during the six months ended March 31, 2025 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,760.4	$29.11
Exercised*	(3.4)	13.30
Forfeited, canceled or expired	(159.6)	29.42
Balance at March 31	1,597.4	$29.12	6.2	$—
Vested and expected to vest at March 31	1,563.1	29.08	6.2	$—
Exercisable at March 31	973.2	$28.09	5.8	$—

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
3,400 SARs were exercised during the six months ended March 31, 2025. The intrinsic value and grant date fair value of SARs exercised was immaterial.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of March 31, 2025, is approximately $39.6 million which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years. At March 31, 2025, 3.1 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan, as amended.
Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	March 31, 2025	September 30, 2024
Amortized intangible assets
Patents – gross	$10.8	$10.8
Less: accumulated amortization	(5.4)	(5.1)
Patents – net	$5.4	$5.7
Customer Relationships and Other – gross	$5.2	$5.2
Less: accumulated amortization	(3.0)	(2.8)
Customer Relationships and Other – net	$2.2	$2.4
Total amortized intangible assets	$7.6	$8.1
Goodwill	15.5	15.6
Total Goodwill and Other Intangible Assets	$23.1	$23.7

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 11 — Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	March 31, 2025	September 30, 2024
Short-term portion	$10.5	$10.2
Long-term portion	61.1	60.6
Total Capitalized implementation costs	$71.6	$70.8
Less: accumulated amortization	(11.6)	(6.3)
Total Capitalized implementation costs, net	$60.0	$64.5
Costs amortized during the three and six months ended March 31, 2025 and 2024 are included in Other operating expenses and were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Amortization of cloud computing arrangements	2.7	1.2	5.2	1.6
As of March 31, 2025, cloud computing arrangement assets in-service have remaining useful lives which range from approximately two to eight years.
Note 12 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of March 31, 2025, no amount has been drawn on the Revolving Credit Facility.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following is a summary of Embecta's total debt outstanding as of March 31, 2025:

Term Loan due March 2029	$841.5
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,541.5
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(22.9)
Long-term debt	$1,509.1
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. During the six months ended March 31, 2025, the Company recorded approximately $4.1 million of amortization on deferred debt issuance costs and discounts.
During the six months ended March 31, 2025, the Company made interest payments of $52.5 million on debt outstanding. The weighted-average interest rate on total borrowings as of March 31, 2025 is 6.5%.
During the six months ended March 31, 2025, the Company paid an aggregate principal amount of approximately $59.8 million on the Term Loan, of which $55.0 million was discretionary. Debt extinguishment charges as a result of this discretionary prepayment were not material to the Company's Condensed Consolidated Statements of Income.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2025	$4.8
2026	9.5
2027	9.5
2028	9.5
2029	833.3
Thereafter	674.9
The estimated fair value of long-term debt (including current portion) at March 31, 2025 was $1,477.4 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,518.6 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 13 — Earnings per Share
The calculation of earnings per basic and diluted common share for the three and six months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net Income	$23.5	$28.9	$23.5	$49.0

Basic weighted average number of shares outstanding	58,290	57,687	58,119	57,580
Stock awards and equity units (share equivalent)	257	120	537	396
Diluted weighted average shares outstanding	58,547	57,807	58,656	57,976

Earnings per common share - Basic	$0.40	$0.50	$0.40	$0.85
Earnings per common share - Diluted	$0.40	$0.50	$0.40	$0.85

Antidilutive Shares (millions)	3.9	4.2	2.5	2.8
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
The effective tax rates were 34.4% and (191.9)% for the three months ended March 31, 2025 and 2024, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the absence of non-recurring tax benefits recognized in the prior period related to withholding taxes on undistributed foreign earnings and tax reserves, partially offset by favorable tax impacts primarily resulting from overall higher earnings reflected in the current period.
The effective tax rates were 33.0% and (102.5)% for the six months ended March 31, 2025 and 2024, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the absence of non-recurring tax benefits recognized in the prior period related to withholding taxes on undistributed foreign earnings, Swiss tax law changes and tax reserves, partially offset by favorable tax impacts primarily resulting from overall higher earnings reflected in the current period.
Note 15 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2025	September 30, 2024
Cash and equivalents	$209.3	$267.5
Restricted cash	3.0	6.7
Cash and equivalents and restricted cash	$212.3	$274.2
Cash and equivalents as of March 31, 2025 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $1.3 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively, and $3.1 million and $6.3 million for the six months ended March 31, 2025 and 2024, respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of March 31, 2025 and September 30, 2024:

	Hedge Designation	March 31, 2025	September 30, 2024
Foreign exchange contracts(a)	Undesignated	$3.3	$4.5

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

In the first half of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $10.4 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.1 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.8% for the three months ended March 31, 2025, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 41.4% of total revenues for the six months ended March 31, 2025.
Two of the Company's customers represented at least 10.0% of total gross trade receivables individually and, in the aggregate, represented approximately 32.3% as of March 31, 2025.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 16 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	March 31, 2025	September 30, 2024
Land	$3.0	$3.1
Buildings	117.4	121.7
Machinery, equipment and fixtures	566.2	607.3
Leasehold improvements	11.2	11.9
Construction in progress	56.2	35.1
	$754.0	$779.1
Less: accumulated depreciation	(496.6)	(488.7)
Total Property, Plant and Equipment, Net	$257.4	$290.4
In the first half of fiscal year 2025, the Company recorded a non-cash asset impairment charge of $10.4 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.1 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	September 30, 2024
Finance Leases
Property, Plant, and Equipment, Net	$29.5	$30.8
Total Finance Lease Assets	$29.5	$30.8

Current finance lease liabilities	$3.4	$3.4
Non Current Finance Lease Liabilities	29.5	30.2
Total Finance Lease Liabilities	$32.9	$33.6

Weighted-average remaining lease term (years)	12.0	12.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$21.1	$22.6
Total Operating Lease Assets	$21.1	$22.6

Accrued expenses	$6.3	$6.0
Deferred Income Taxes and Other Liabilities	10.8	11.9
Total Operating Lease Liabilities	$17.1	$17.9

Weighted-average remaining lease term (years)	6.1	6.3
Weighted-average discount rate	7.0%	6.5%
Supplemental cash flow information related to leases for the six months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Right of use assets obtained in exchange for lease liabilities
Operating Leases	2.2	1.5

	March 31, 2025	March 31, 2024
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$2.9	$2.9
Financing cash flows from Finance Lease	0.6	0.6
Operating cash flows from Finance Lease	1.1	1.2

Maturities of the Company's finance and operating lease liabilities as of March 31, 2025 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2025	$1.9	$3.4	$5.3
2026	3.7	3.5	7.2
2027	3.8	1.9	5.7
2028	3.9	1.9	5.8
2029	3.9	1.7	5.6
Thereafter	32.3	7.3	39.6
Total lease payments	$49.5	$19.7	$69.2
Less: amount representing interest	16.6	2.6	19.2
Present value of lease liabilities	$32.9	$17.1	$50.0

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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. In the 100-year history of our business, we believe that our products have become some of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by approximately 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with an unique manufacturing, supply chain and commercial footprint.
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
Global Trade. The current global economic environment has been recently influenced by rapidly changing new tariff policies instituted by the United States ("U.S.") government and foreign governments. As a global company that both imports raw materials and products into the U.S. and distributes products and raw materials originating from the U.S. to global manufacturing sites and markets, these new tariffs may have a financial impact on our cost of goods, our profit margins, our business generally and our global distribution strategy. These new tariffs have also caused foreign governments and private purchasers to consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products, which may impact the company’s business and operations.

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
Recent Developments
We continue to face increases in the cost and disrupted availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. To date we have been able to successfully mitigate this disruption and provide uninterrupted supply to our customers by increasing our inventory levels and taking other measures. Given our global business, we expect recently announced tariffs will result in additional cost for us and our suppliers as well as influencing potential future decisions by foreign governments and private purchasers to source non-U.S., “locally” manufactured products instead of products originating from certain countries (including the U.S.). We will continue to monitor the evolving tariff environment and we will focus on optimizing operations and leveraging existing strategies to reduce the impact from tariffs.
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of our patch pump program. Restructuring actions associated with the Patch Pump Restructuring Plan to discontinue the patch pump program are substantially complete as of March 31, 2025. Total cumulative pretax costs to be incurred by the Company to implement the Patch Pump Restructuring Plan are estimated to be between $30.0 million to $40.0 million. In addition, we discontinued our commercial operation plans for the insulin delivery system, including the previous intended limited launch. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
During the second quarter of fiscal 2025, the Company initiated restructuring actions in connection with the 2025 Restructuring Plan to streamline the organization and optimize resources. The Company expects the 2025 Restructuring Plan to be substantially completed by the end of fiscal year 2025. Total cumulative pretax costs to be incurred by the Company to implement the 2025 Restructuring Plan are estimated to be between $4.0 million to $5.0 million.
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the Israel-Hamas war and Houthi attacks on commercial shipping vessels and other naval vessels. As of May 9, 2025, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended March 31,			Six months ended March 31,
	2025	2024	%	2025	2024	%
Revenues	$259.0	$287.2	(9.8)%	$520.9	$564.5	(7.7)%
Cost of products sold	94.9	101.8	(6.8)	199.7	193.2	3.4
Gross Profit	164.1	185.4	(11.5)	321.2	371.3	(13.5)
Operating expenses:
Selling and administrative expense	79.6	92.3	(13.8)	160.7	182.6	(12.0)
Research and development expense	8.0	18.4	(56.5)	28.3	38.6	(26.7)
Other operating expenses	13.6	35.5	(61.7)	40.6	65.4	(37.5)
Total Operating Expenses	101.2	146.2	(30.8)	229.6	286.6	(19.9)
Operating Income	62.9	39.2	60.5	91.6	84.7	8.1
Interest expense, net	(26.7)	(27.8)	(4.0)	(54.6)	(55.5)	(1.6)
Other income (expense), net	(0.4)	(1.5)	(73.3)	(1.9)	(5.0)	(62.0)
Income Before Income Taxes	35.8	9.9	261.6	35.1	24.2	45.0
Income tax provision (benefit)	12.3	(19.0)	(164.7)	11.6	(24.8)	(146.8)
Net Income	$23.5	$28.9	(18.7)	$23.5	$49.0	(52.0)

Net Income per common share:
Basic	$0.40	$0.50	(20.0)%	$0.40	$0.85	(52.9)%
Diluted	$0.40	$0.50	(20.0)%	$0.40	$0.85	(52.9)%
Three Months Ended March 31, 2025 Summary (on a comparative basis)
Key financial results for the three months ended March 31, 2025 were as follows:
•Revenue decreased by $28.2 million to $259.0 million from $287.2 million;
•Gross profit decreased by $21.3 million to $164.1 million from $185.4 million. Gross profit as a percent of revenue was 63.4%, as compared to 64.6% in the prior year comparative period;
•Operating income increased by $23.7 million to $62.9 million from $39.2 million; and
•Net income decreased by $5.4 million to $23.5 million from $28.9 million.
Six Months Ended March 31, 2025 Summary (on a comparative basis)
Key financial results for the six months ended March 31, 2025 were as follows:
•Revenue decreased by $43.6 million to $520.9 million from $564.5 million;
•Gross profit decreased by $50.1 million to $321.2 million, from $371.3 million. Gross profit as a percent of revenue was 61.7%, as compared to 65.8% in the prior year comparative period;
•Operating income increased by $6.9 million to $91.6 million from $84.7 million; and
•Net income decreased by $25.5 million to $23.5 million from $49.0 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues
Our revenues decreased by $28.2 million, or 9.8%, to $259.0 million for the three months ended March 31, 2025 as compared to revenues of $287.2 million for the three months ended March 31, 2024. Changes in revenues are driven by the volume of goods that the Company sells, the prices it negotiates with customers, and changes in foreign exchange rates. The decrease in revenues was driven by $26.6 million of unfavorable changes in volume and $6.0 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar. This was partially offset by $2.5 million of favorable changes in price and a $1.9 million increase in contract manufacturing revenues related to sales of non-diabetes products to BD.
Our revenues decreased by $43.6 million, or 7.7%, to $520.9 million for the six months ended March 31, 2025 as compared to revenues of $564.5 million for the six months ended March 31, 2024. The decrease in revenues was driven by $44.5 million of unfavorable changes in volume and $8.0 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar. This was partially offset by a $4.8 million increase in contract manufacturing revenues related to sales of non-diabetes products to BD and $4.1 million of favorable changes in price.
Cost of products sold
Cost of products sold decreased by $6.9 million, or 6.8%, to $94.9 million for the three months ended March 31, 2025 as compared to $101.8 million for the three months ended March 31, 2024. Cost of products sold as a percentage of revenues was 36.6% for the three months ended March 31, 2025 as compared to 35.4% for the three months ended March 31, 2024. The decrease in cost of products sold for the three month comparative period was primarily driven by lower volumes partially offset by the impact of net changes in profit in inventory adjustments period over period.
Cost of products sold increased by $6.5 million, or 3.4%, to $199.7 million for the six months ended March 31, 2025 as compared to $193.2 million for the six months ended March 31, 2024. Cost of products sold as a percentage of revenues was 38.3% for the six months ended March 31, 2025 as compared to 34.2% in the six months ended March 31, 2024. The increase in cost of products sold for the six month comparative period was primarily driven by the impact of net changes from profit in inventory adjustments period over period and a non-cash asset impairment charge recorded in the first quarter of fiscal year 2025 to write down the carrying value of certain property and equipment as a result of the Company's Patch Pump Restructuring Plan. This was partially offset by lower volumes in the current period compared to the prior year period.
Selling and administrative expenses
Selling and administrative expenses decreased by $12.7 million, or 13.8%, to $79.6 million for the three months ended March 31, 2025 as compared to $92.3 million for the three months ended March 31, 2024. Selling and administrative expenses decreased by $21.9 million, or 12.0%, to $160.7 million for the six months ended March 31, 2025 as compared to $182.6 million for the six months ended March 31, 2024. The decrease for both the three and six month comparative periods was primarily driven by lower TSA and LSA costs with BD in addition to lower compensation and marketing expense recognized in the current periods.
Research and development expenses
Research and development expenses decreased by $10.4 million, or 56.5%, to $8.0 million for the three months ended March 31, 2025 as compared to $18.4 million for the three months ended March 31, 2024. Research and development expenses decreased by $10.3 million, or 26.7%, to $28.3 million for the six months ended March 31, 2025 as compared to $38.6 million for the six months ended March 31, 2024. The decrease for both the three and six month comparative periods was primarily driven by a reduction in payments made in connection with the development of our insulin patch pump program in the current periods as compared to the prior periods, given the discontinuation of the patch pump program. We expect our research and development expenses to decrease sequentially in fiscal year 2025 compared to fiscal year 2024.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Other operating expenses
Other operating expenses are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Costs related to the Separation	$6.2	$32.6	$16.6	$59.0
Amortization of cloud computing arrangements	2.7	1.2	5.2	1.6
Costs associated with the discontinued patch pump program	1.0	—	15.3	—
Business optimization and severance related costs	3.6	1.0	3.6	2.9
Other	0.1	0.7	(0.1)	1.9
Total	$13.6	$35.5	$40.6	$65.4

Other operating expenses incurred primarily consist of the following:
•Accounting, auditing, legal services, marketing, supply chain, employee retention, costs associated with the implementation of our new ERP system and other Business Continuity Processes, costs associated with brand transition, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity
•Restructuring related costs associated with the optimization of certain business functions as we transition to being a stand-alone entity;
•Severance and contract termination costs associated with the discontinued patch pump program; and
•Costs recognized associated with the amortization of cloud computing arrangements.
Interest expense, net
Interest expense, net decreased by $1.1 million to $26.7 million for the three months ended March 31, 2025 as compared to $27.8 million for the three months ended March 31, 2024. Interest expense, net decreased by $0.9 million to $54.6 million for the six months ended March 31, 2025 as compared to $55.5 million for the six months ended March 31, 2024. The change for both periods was relatively flat. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2025. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.
Other income (expense), net
Other income (expense), net, was $(0.4) million and $(1.5) million for the three months ended March 31, 2025 and 2024, respectively. Other income (expense), net was $(1.9) million and $(5.0) million for the six months ended March 31, 2025 and 2024, respectively. The costs incurred for the three and six month periods ended March 31, 2025 are primarily attributed to unfavorable impacts from foreign exchange. The costs incurred for the three and six month periods ended March 31, 2024, are primarily attributed to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor. We do not expect to incur any additional amounts where BD is considered the primary obligor in the current fiscal year.
Income tax provision (benefit)
The effective tax rates were 34.4% and (191.9)% for the three months ended March 31, 2025 and 2024, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the absence of non-recurring tax benefits recognized in the prior period related to withholding taxes on undistributed foreign earnings and tax reserves, partially offset by favorable tax impacts primarily resulting from overall higher earnings reflected in the current period.
The effective tax rates were 33.0% and (102.5)% for the six months ended March 31, 2025 and 2024, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the absence of non-recurring tax benefits recognized in the prior period related to withholding taxes on undistributed foreign earnings, Swiss tax law changes and tax reserves, partially offset by favorable tax impacts primarily resulting from overall higher earnings reflected in the current period.

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
The following is a summary of Embecta's total debt outstanding as of March 31, 2025:

Term Loan	$841.5
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,541.5
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(22.9)
Long-term debt	$1,509.1
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2025	$4.8
2026	9.5
2027	9.5
2028	9.5
2029	833.3
Thereafter	674.9
Certain measures relating to our total debt outstanding as of March 31, 2025 were as follows:

Total debt	$1,518.6

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.5%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
During the six months ended March 31, 2025, the Company paid an aggregate principal amount of approximately $59.8 million on the Term Loan, of which $55.0 million was discretionary. Debt extinguishment charges as a result of this discretionary prepayment were not material to the Company's Condensed Consolidated Statements of Income.
During the six months ended March 31, 2025, the Company made interest payments of $52.5 million on debt outstanding.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Leases
Maturities of our finance lease and operating lease liabilities as of March 31, 2025 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2025	$1.9	$3.4	$5.3
2026	3.7	3.5	7.2
2027	3.8	1.9	5.7
2028	3.9	1.9	5.8
2029	3.9	1.7	5.6
Thereafter	32.3	7.3	39.6
Total lease payments	$49.5	$19.7	$69.2
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
Access to Capital and Credit Ratings
In May 2025 and June 2024, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings. Our Moody's Investors Services credit rating is B1 and our Standard & Poor's Rating Services credit rating is B+.
Cash and equivalents and restricted cash were $212.3 million as of March 31, 2025 as compared to $274.2 million as of September 30, 2024.
The primary uses of cash that contributed to the $61.9 million decrease were:

September 30, 2024 Cash and equivalents and restricted cash balance	$274.2
Cash provided by operating activities	26.5
Cash used for investing activities	(1.6)
Cash used for financing activities	(82.5)
Effect of exchange rate changes on cash and equivalents and restricted cash	(4.3)
March 31, 2025 Cash and equivalents and restricted cash balance	$212.3
Net cash provided by operating activities was primarily attributable to:

Net Income	$23.5
Non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, stock-based compensation, and deferred income taxes	59.9
Change in accounts payable and accrued expenses	(60.5)
Change in trade receivables	3.7
Change in inventories	(2.0)
Change in amounts due from/due to Becton, Dickinson and Company	15.3
Change in prepaid expenses and other	13.5
Change in income and other net taxes payable	(26.8)
Change in other assets and liabilities, net	(0.1)
Net cash provided by operating activities	$26.5

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
The change in prepaid expenses and other is primarily attributed to payments received from BD associated with the transfer of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions that closed in the first half of fiscal 2025.
The change in income and other net taxes payable is primarily attributed to timing of required tax payments.
The change in other assets and liabilities, net is primarily attributed to costs capitalized attributed to cloud computing arrangements.
All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash used for investing activities was comprised of capital expenditures of $1.6 million for the six months ended March 31, 2025 to support our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	$(17.5)
Payments on long-term debt	(59.8)
Payments related to tax withholding for stock-based compensation	(4.6)
Payments on finance lease	(0.6)
Net cash used for financing activities	$(82.5)
Contractual Obligations
Our contractual obligations as of March 31, 2025, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2024 Form 10-K for further details. As of March 31, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in the 2024 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. There have been no changes to our critical accounting policies as of March 31, 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cautionary Statements Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, the Patch Pump Restructuring Plan, the 2025 Restructuring Plan, expectations related to the impact of incremental tariffs, brand transition, future product development, anticipated product and regulatory clearances, approvals, and launches, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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
•Increases in operating costs, including costs incurred from the new tariffs instituted by the U.S. government and certain foreign governments on raw materials and products, fluctuations in the cost and availability of oil-based resins, other raw materials, and energy as well as certain components, used in its products, the ability to maintain favorable supplier arrangements and relationships, and the potential adverse effects of any disruption in the availability of such items.
•The risk that as a result of the current global trade environment from the newly instituted tariffs, certain foreign governments, private purchasers and other customers in certain countries may consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products.
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
•The impact of the Separation on Embecta's businesses and the risk that the Separation, including brand transition timelines and efforts, may be more difficult, time-consuming or costly than expected, the impact on its resources, systems, including ERP, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
•Embecta’s ability to timely and successfully complete the brand transition, including any resulting regulatory delays of transferring or obtaining registrations and licenses in the “Embecta” name, interruptions in, or customer confusion from, the replacement and transfer of the rebranded product into the current commercialization, supply and distribution networks, or other issues arising out of system, supply chain logistics, administrative and adjudicative operations transitions in the end-to-end product flow and end-user access.
•The expectations related to the costs, profitability, timing and the estimated financial impact of, and charges associated with, the Patch Pump Program Restructuring Plan and the 2025 Restructuring Plan.
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
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at March 31, 2025, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $8.5 million on an annualized basis. To the extent we borrow on our Revolving Credit Facility, we will be subject to risks related to changes in SOFR.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended. Based upon that evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting in "Item 9A. Control and Procedures" in the Annual Report on Form 10-K for the year ended September 30, 2024.
In 2022, the Company commenced the process of implementing a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP system and other Business Continuity Processes is highly complex and has occurred and will continue to occur in phases across our geographies. The implementations of North America, EMEA, Asia and Greater China were completed in phases within fiscal years 2023 and 2024. The Latin America implementation was completed in the first quarter of fiscal year 2025. The implementation for India is expected to be completed in the third quarter of fiscal year 2025, subject to the timely receipt of the required government and health authority approvals. A standardized internal control framework is implemented as the Company moves away from relying on BD’s systems and controls. Since the final phase has not been completed as of the date of this Quarterly Report on Form 10-Q, the Company continues to rely on certain processes and internal control over financial reporting performed by BD.
Management's Remediation Plan
Upon the identification of the material weakness, management immediately effectuated a plan to remediate the design and operation of the related control activities. The execution of this plan is in progress and will continue through completion. Remediation activities in process include, but are not limited to the following actions:
•evaluating the design of processes and internal controls related to certain account reconciliations and certain analyses;
•executing a robust and formal training program regarding diligence in control performance and Sarbanes-Oxley Act requirements and emphasis of certain finance policies;
•implementing enhanced oversight and governance over account reconciliations and certain financial analyses;
•enhancing control documentation and design to include additional procedures regarding confirmation of the completeness and accuracy of data used to perform controls and the precision of control activities; and
•leveraging existing technology to develop enhanced reporting and to drive process efficiencies and automation.
The Company is committed to remediating the material weakness. The ongoing actions are subject to management review, as well as oversight from the Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying cause of the material weakness and will strengthen the Company's internal control over financial reporting. However, the Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weakness in its internal control over financial reporting, necessitating further action. The Company will continue to build on the progress made in the remediation plan. A determination cannot be made on when the remediation plan will be fully completed, and the Company cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
The Company is working towards executing the remediation plan to address the material weakness. However, none of these efforts have resulted in the remediation of the material weakness as of March 31, 2025. There have been no changes in internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2024 Form 10-K, except for the addition of the following risk factor:
Trade actions, such as tariffs, retaliatory tariffs, and private or governmental “buy local” initiatives could adversely and unexpectedly impact our business.
Given that a significant amount of our raw materials, components and products are sold and distributed globally, the actions by the U.S. government or foreign governments could impact both the availability and cost of our products. Most notably, new tariffs are and could be levied on raw materials and products shipped to the U.S., and raw materials and products that originate from the U.S. and are distributed globally. For example, in April 2025, the new administration in the U.S. increased tariff rates, subject to evolving exemptions, on numerous products from a range of nations and has announced its intentions to potentially increase or decrease current tariffs, impose additional tariffs, and/or expand or reduce tariffs on raw materials and goods imported from various countries. While subject to future changes, in April 2025, imported steel from all countries globally were assigned a new tariff rate on top of any country or product specific rates and the U.S. imposed a universal baseline tariff rate on all imports globally, although steel products subject to these tariffs are currently exempted from the additional baseline tariff rate. China, Canada, Mexico and other countries have been assigned special additional rates, which are also subject to ongoing changes. As noted above, we export certain raw materials and products to other countries that have and may take future actions in response to these tariffs. For example, in March 2025, Canada imposed an additional surtax on certain U.S. goods. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Finally, certain governmental and private purchasers have threatened to or may restrict the purchase of products from the U.S. in favor of “buying local,” which may impact the company’s products. We cannot control the duration or depth of any of the above such actions which may increase our product costs, reduce our margins, potentially decrease the competitiveness of our products, or result in loss of certain contracts. These actions could have a negative effect on our business, results of operations, or financial condition.

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

EMBECTA CORP.

Date: May 9, 2025	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2025	By:	/s/ Anthony Roth
	Name:	Anthony Roth
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)