Form 10-Q
period 2025-06-30
Embecta Corp.
filed 2025-08-08
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of August 1, 2025 was 58,485,119 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended June 30, 2025

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Revenues	$295.5	$272.5	$816.4	$837.0
Cost of products sold	98.4	82.4	298.1	275.6
Gross Profit	$197.1	$190.1	$518.3	$561.4
Operating expenses:
Selling and administrative expense	84.4	85.7	245.1	268.3
Research and development expense	4.4	20.4	32.7	59.0
Other operating expenses	14.3	28.1	54.9	93.5
Total Operating Expenses	$103.1	$134.2	$332.7	$420.8
Operating Income	$94.0	$55.9	$185.6	$140.6
Interest expense, net	(26.6)	(27.8)	(81.2)	(83.3)
Other income (expense), net	4.8	(1.1)	2.9	(6.1)
Income Before Income Taxes	$72.2	$27.0	$107.3	$51.2
Income tax provision (benefit)	26.7	12.3	38.3	(12.5)
Net Income	$45.5	$14.7	$69.0	$63.7

Net Income per common share:
Basic	$0.78	$0.25	$1.18	$1.11
Diluted	$0.78	$0.25	$1.18	$1.10
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Net Income	$45.5	$14.7	$69.0	$63.7
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	25.0	(6.4)	9.5	2.8
Other Comprehensive Income (Loss), net of tax	$25.0	$(6.4)	$9.5	$2.8
Comprehensive Income	$70.5	$8.3	$78.5	$66.5
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	June 30, 2025	September 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$230.6	$267.5
Restricted cash	3.0	6.7
Trade receivables, net (net of allowance for doubtful accounts of $2.0 million and $2.8 million as of June 30, 2025 and September 30, 2024, respectively)	182.8	193.0
Inventories:
Materials	47.6	40.4
Work in process	13.2	4.8
Finished products	129.1	126.3
Total Inventories	$189.9	$171.5
Amounts due from Becton, Dickinson and Company	10.1	53.8
Prepaid expenses and other	65.1	68.5
Total Current Assets	$681.5	$761.0
Property, Plant and Equipment, Net	262.7	290.4
Goodwill and Intangible Assets	22.7	23.7
Deferred Income Taxes and Other Assets	190.4	210.2
Total Assets	$1,157.3	$1,285.3
Liabilities and Equity
Current Liabilities
Accounts payable	$61.9	$91.0
Accrued expenses	129.1	134.2
Amounts due to Becton, Dickinson and Company	19.5	42.5
Salaries, wages and related items	45.0	66.7
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.4	3.4
Income taxes	7.1	26.7
Total Current Liabilities	$275.5	$374.0
Deferred Income Taxes and Other Liabilities	63.5	54.1
Long-Term Debt	1,458.8	1,565.3
Non Current Finance Lease Liabilities	29.1	30.2
Contingencies (Note 6)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 58,473,127 as of June 30, 2025 and 57,707,285 as of September 30, 2024	$0.6	$0.6
Additional paid-in capital	70.2	52.5
Accumulated deficit	(457.1)	(498.6)
Accumulated other comprehensive loss	(283.3)	(292.8)
Total Equity	$(669.6)	$(738.3)
Total Liabilities and Equity	$1,157.3	$1,285.3
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at April 1, 2024	57,661,433	$0.6	$39.7	$(510.0)	$(299.9)	$(769.6)
Net Income	—	—	—	14.7	—	14.7
Other comprehensive (loss), net of taxes	—	—	—	—	(6.4)	(6.4)
Stock-based compensation plans	—	—	6.3	—	—	6.5
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.3	(8.9)	—	(8.6)
Issuance of shares related to stock-based compensation plans	15,034	—	(0.1)	—	—	(0.1)
Balance at June 30, 2024	57,676,467	$0.6	$46.2	$(504.2)	$(306.3)	$(763.7)

Balance at April 1, 2025	58,327,015	$0.6	$65.0	$(493.5)	$(308.3)	$(736.2)
Net Income	—	—	—	45.5	—	45.5
Other comprehensive income, net of taxes	—	—	—	—	25.0	25.0
Stock-based compensation plans	—	—	5.9	—	—	5.9
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.4	(9.1)	—	(8.7)
Issuance of shares related to stock-based compensation plans	146,112	—	(1.1)	—	—	(1.1)
Balance at June 30, 2025	58,473,127	$0.6	$70.2	$(457.1)	$(283.3)	$(669.6)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)
Net Income	—	—	—	63.7	—	63.7
Other comprehensive income, net of taxes	—	—	—	—	2.8	2.8
Stock-based compensation plans	—	—	20.1	—	—	20.1
Dividends and dividend equivalents declared ($0.45 per share)	—	—	1.0	(26.8)	—	(25.8)
Issuance of shares related to stock-based compensation plans	343,114	—	(2.8)	—	—	(2.8)
Balance at June 30, 2024	57,676,467	$0.6	$46.2	$(504.2)	$(306.3)	$(763.7)

Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net Income	—	—	—	69.0	—	69.0
Other comprehensive income, net of taxes	—	—	—	—	9.5	9.5
Stock-based compensation plans	—	—	22.1	—	—	22.1
Dividends and dividend equivalents declared ($0.45 per share)	—	—	1.3	(27.5)	—	(26.2)
Issuance of shares related to stock-based compensation plans	765,842	—	(5.7)	—	—	(5.7)
Balance at June 30, 2025	58,473,127	$0.6	$70.2	$(457.1)	$(283.3)	$(669.6)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Operating Activities
Net Income	$69.0	$63.7
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	27.6	26.7
Amortization of debt issuance costs	6.5	4.8
Impairment of property, plant and equipment	10.6	—
Amortization of cloud computing arrangements	7.8	3.8
Stock-based compensation	22.1	20.1
Deferred income taxes	11.9	(42.9)
Change in operating assets and liabilities:
Trade receivables, net	11.7	(156.2)
Inventories	(11.3)	(32.8)
Due from/due to Becton, Dickinson and Company	19.8	49.2
Prepaid expenses and other	2.6	53.7
Accounts payable, accrued expenses and other current liabilities	(57.2)	34.5
Income and other net taxes payable	(16.9)	7.2
Other assets and liabilities, net	3.5	(22.7)
Net cash provided by operating activities	$107.7	$9.1
Investing Activities
Capital expenditures	$(2.0)	$(15.8)
Net cash used for investing activities	$(2.0)	$(15.8)
Financing Activities
Payments on long-term debt	$(112.2)	$(7.2)
Payments related to tax withholding for stock-based compensation	(5.7)	(2.8)
Payments on finance lease	(1.0)	(1.0)
Dividend payments	(26.2)	(25.8)
Net cash used for financing activities	$(145.1)	$(36.8)
Effect of exchange rate changes on cash and equivalents and restricted cash	(1.2)	(1.2)
Net Change in Cash and equivalents and restricted cash	$(40.6)	$(44.7)
Opening Cash and equivalents and restricted cash	274.2	326.5
Closing Cash and equivalents and restricted cash	$233.6	$281.8
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
Sales and Transfers of Financial Instruments
The Company may discount and sell accounts receivables during the normal course of business. These receivables which are sold to a third party without recourse, are excluded from the amounts reported in the Condensed Consolidated Balance Sheets. The Company’s continuing involvement is limited to servicing the receivables. The cash proceeds received from such sales are included in operating cash flows. The expenses associated with the sale of receivables are recorded within Other operating expenses in the Condensed Consolidated Statements of Income. Additional disclosures regarding the Company's accounting for the sales of financial instruments are provided in Note 15.
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
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the third quarter of fiscal year 2025.
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
The amounts due from BD under the above agreements were $10.1 million and $9.2 million at June 30, 2025 and are included in Amounts due from Becton, Dickinson and Company and Trade receivables, net, respectively. The amounts due to BD under these agreements were $19.5 million and $3.5 million at June 30, 2025 and are included in Amounts due to Becton, Dickinson and Company and Accounts payable, respectively.
As of June 30, 2025, the closing of the transfers of certain assets and liabilities related to the Diabetes Care Business in certain jurisdictions which did not occur at Separation, is complete.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 4 — Business Restructuring Charges
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. As a result, the Company incurred organizational restructuring plan (the "Patch Pump Restructuring Plan") costs of $34.3 million during the nine months ended June 30, 2025. This Patch Pump Restructuring Plan is substantially complete as of June 30, 2025. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
During the second quarter of fiscal year 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to streamline the organization and optimize resources. As a result, the Company incurred organizational restructuring plan costs of $3.5 million during the nine months ended June 30, 2025. The 2025 Restructuring Plan is substantially complete as of June 30, 2025.
The following table summarizes the charges related to the restructuring programs by type of cost for the periods ended:

	Three months ended June 30, 2025			Nine months ended June 30, 2025
	Employee Termination	Non-Employee Related	Total	Employee Termination	Non-Employee Related	Total
Cost of products sold	$0.1	$0.2	$0.3	$0.4	$6.3	$6.7
Selling and administrative expense	—	—	—	0.6	—	0.6
Research and development expense	0.2	0.4	0.6	6.8	4.7	11.5
Other operating expenses	(0.2)	0.3	0.1	14.0	5.0	19.0
	$0.1	$0.9	$1.0	$21.8	$16.0	$37.8
Employee termination costs are associated with actual headcount reductions, including involuntary headcount reductions which were probable and could be reasonably estimated.
Non-employee related costs are associated with termination of contracts and long-lived asset impairments are discussed further in Note 16 and Note 17.
The following table summarizes the charges and spending relating to restructuring program activities for the nine months ended June 30, 2025:

	Employee Termination	Non-Employee Related	Total
Balance at September 30, 2024	$—	$—	$—
Charged to expense	21.8	16.0	37.8
Cash payments	(17.5)	(4.0)	(21.5)
Non-cash adjustments	(3.1)	(10.6)	(13.7)
Balance at June 30, 2025 (a)	$1.2	$1.4	$2.6
(a) As of June 30, 2025, $1.2 million is recorded in Salaries, wages and related items and $1.4 million is recorded in Accrued expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 5 — Other Operating Expenses
Other operating expenses are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Costs related to the Separation	$9.7	$23.0	$26.3	$83.9
Amortization of cloud computing arrangements	2.6	2.2	7.8	3.8
Costs associated with the discontinued patch pump program	0.3	—	15.6	—
Business optimization and severance related costs	1.0	2.8	4.6	5.7
Other	0.7	0.1	0.6	0.1
Total	$14.3	$28.1	$54.9	$93.5
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
For both the three and nine months ended June 30, 2025 and 2024, the Company recognized costs associated with the amortization of cloud computing arrangements which is further discussed in Note 11.
For the three and nine months ended June 30, 2025, the Company recognized costs associated with the discontinuation of the patch pump program which is further discussed in Note 4.
For both the three and nine months ended June 30, 2025 and 2024, the Company incurred restructuring, business optimization, and severance related costs associated with standing up and optimizing the organization.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at June 30, 2025 or September 30, 2024, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
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
The Company’s liability attributed to variable consideration at June 30, 2025 and September 30, 2024 was $143.9 million and $149.6 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended June 30, 2025 and 2024 were $143.0 million and $124.5 million, respectively. Sales deductions recorded as a reduction of gross revenues for the nine months ended June 30, 2025 and 2024 were $436.3 million and $389.7 million, respectively.
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
Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes its key account managers that call on payers, retailers, wholesalers and institutional customers, and field-based territory managers that call on health care providers and pharmacies. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Asia, the Company has distribution agreements, and in China the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography and product line as management believes these categories best depict how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
United States	$160.2	$143.6	$437.1	$439.8
International(1)	135.3	128.9	379.3	397.2
Total	$295.5	$272.5	$816.4	$837.0

(1)For the three and nine months ended June 30, 2025 and 2024, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Revenues by product line are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Pen Needles	$216.9	$201.3	$596.3	$629.3
Syringes	35.1	31.7	92.3	92.5
Safety	34.8	32.4	103.2	96.5
Other(2)	3.2	3.5	9.9	10.6
Contract Manufacturing	5.5	3.6	14.7	8.1
Total	$295.5	$272.5	$816.4	$837.0

(2)Other includes product sales for swabs and other accessories.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended June 30, 2025 and 2024 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Cost of products sold	$0.7	$0.6	$1.9	$2.6
Selling and administrative expense	5.1	5.3	17.2	16.1
Research and development expense	0.1	0.6	0.3	1.7
Other operating expense	—	—	2.8	—
Total Stock-Based Compensation Expense	$5.9	$6.5	$22.2	$20.4
Tax benefit associated with stock-based compensation costs recognized	$0.9	$0.6	$3.1	$1.8
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Equity Awards	$5.9	$6.3	$22.1	$20.1
Liability Awards	—	0.2	0.1	0.3
Total	$5.9	$6.5	$22.2	$20.4
The following table summarizes the Company's total stock-based compensation expense by award type for the three and nine months ended June 30, 2025 and 2024:

	Three months ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Time-Vested Restricted Stock Units (TVUs)	$5.1	$4.8	$16.9	$15.4
Performance-Based Restricted Stock Units (PSUs)	0.5	0.7	3.8	2.0
Stock Appreciation Rights (SARs)	0.3	1.0	1.5	3.0
Total	$5.9	$6.5	$22.2	$20.4
Time Vested Restricted Stock Units ("TVUs")
During the nine months ended June 30, 2025, Embecta granted 1,576,493 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of TVUs outstanding as of June 30, 2025 and changes during the nine months ended June 30, 2025 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,918.0	$21.34
Granted*	1,576.5	18.53
Distributed**	(1,085.4)	22.48
Forfeited, canceled or expired	(326.0)	18.86
Nonvested at June 30	2,083.1	$18.93
Expected to vest at June 30	1,974.9	$18.98

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the nine months ended June 30, 2025 is $18.53 and the total fair value of TVUs vested during the nine months ended June 30, 2025 is $25.1 million.
At June 30, 2025, the weighted average remaining vesting term of TVUs is 1.8 years.
Performance Based Restricted Stock Units ("PSUs")
During the nine months ended June 30, 2025, Embecta awarded 538,031 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of June 30, 2025, there were 945,269 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.
A summary of PSUs outstanding as of June 30, 2025 and changes during the nine months ended June 30, 2025 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	56.7	$30.24
Granted*	216.1	18.17
Distributed	(47.6)	18.76
Forfeited, canceled or expired	(6.2)	18.96
Nonvested at June 30	219.0	$21.52
Expected to vest at June 30	219.0	$21.52

*Includes accumulated nonvested dividend equivalents

Dollar amounts are in millions except per share amounts or as otherwise specified.

At June 30, 2025, the weighted average remaining vesting term of PSUs is 0.4 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of June 30, 2025 and changes during the nine months ended June 30, 2025 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,760.4	$29.11
Exercised*	(3.4)	13.30
Forfeited, canceled or expired	(250.0)	29.19
Balance at June 30	1,507.0	$29.14	6.0	$—
Vested and expected to vest at June 30	1,497.9	29.14	6.0	$—
Exercisable at June 30	1,341.6	$29.16	5.9	$—

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
3,400 SARs were exercised during the nine months ended June 30, 2025.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of June 30, 2025, is approximately $30.9 million which is expected to be recognized over a weighted-average remaining life of approximately 1.9 years. At June 30, 2025, 3.3 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan, as amended.
Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	June 30, 2025	September 30, 2024
Amortized intangible assets
Patents – gross	$10.8	$10.8
Less: accumulated amortization	(5.5)	(5.1)
Patents – net	$5.3	$5.7
Customer Relationships and Other – gross	$5.3	$5.2
Less: accumulated amortization	(3.3)	(2.8)
Customer Relationships and Other – net	$2.0	$2.4
Total amortized intangible assets	$7.3	$8.1
Goodwill	15.4	15.6
Total Goodwill and Other Intangible Assets	$22.7	$23.7

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 11 — Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	June 30, 2025	September 30, 2024
Short-term portion	$10.4	$10.2
Long-term portion	61.2	60.6
Total Capitalized implementation costs	$71.6	$70.8
Less: accumulated amortization	(14.2)	(6.3)
Total Capitalized implementation costs, net	$57.4	$64.5
Costs amortized during the three and nine months ended June 30, 2025 and 2024 are included in Other operating expenses and were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Amortization of cloud computing arrangements	$2.6	$2.2	$7.8	$3.8
As of June 30, 2025, cloud computing arrangement assets in-service have remaining useful lives which range from approximately one to seven years.
Note 12 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in March 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2025, no amount has been drawn on the Revolving Credit Facility.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following is a summary of Embecta's total debt outstanding as of June 30, 2025:

Term Loan due March 2029	$789.1
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,489.1
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(20.8)
Long-term debt	$1,458.8
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. During the nine months ended June 30, 2025, the Company recorded approximately $6.5 million of amortization on deferred debt issuance costs and discounts.
During the nine months ended June 30, 2025, the Company made interest payments of $68.5 million on debt outstanding. The weighted-average interest rate on total borrowings as of June 30, 2025 is 6.5%.
During the nine months ended June 30, 2025, the Company paid an aggregate principal amount of approximately $112.2 million on the Term Loan, of which $105.0 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Condensed Consolidated Statements of Income.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2025	$2.4
2026	9.5
2027	9.5
2028	9.5
2029	758.2
Thereafter	700.0
The estimated fair value of long-term debt (including current portion) at June 30, 2025 was $1,430.8 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,468.3 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 13 — Earnings per Share
The calculation of earnings per basic and diluted common share for the three and nine months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net Income	$45.5	$14.7	$69.0	$63.7

Basic weighted average number of shares outstanding	58,490	57,768	58,239	57,641
Stock awards and equity units (share equivalent)	5	74	482	502
Diluted weighted average shares outstanding	58,495	57,842	58,721	58,143

Earnings per common share - Basic	$0.78	$0.25	$1.18	$1.11
Earnings per common share - Diluted	$0.78	$0.25	$1.18	$1.10

Antidilutive Shares (millions)	4.3	4.3	2.5	2.8
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
The effective tax rates were 37.0% and 45.6% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the Company's effective tax rate compared to the prior period is primarily due to favorable tax impacts resulting from overall higher earnings reflected in the current period. This was partially offset by higher taxes on undistributed foreign earnings and reduced tax benefits from non-taxable income.
The effective tax rates were 35.7% and (24.4)% for the nine months ended June 30, 2025 and 2024, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the absence of non-recurring tax benefits recognized in the prior period related to withholding taxes on undistributed foreign earnings, Swiss tax law changes and lower tax reserves. This was partially offset by favorable tax impacts primarily resulting from overall higher earnings reflected in the current period.
On July 4, 2025, the One Big Beautiful Bill ("OBBB") Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on the Company's results of operations in fiscal year 2025.
Note 15 — Receivables Sale Agreement
During the third quarter of 2025, the Company entered into a trade receivables sale agreement with a third-party financial institution to sell certain trade receivables of the Company at a discount on an uncommitted basis. These trade receivable sales are accounted for as a sale of assets, as the Company's continuing involvement is limited to servicing the accounts receivables. The Company receives the sales price, equal to the trade receivable less the applicable discount, at the time of sale.
In connection with the Company's receivables sale agreement, $26.2 million of trade receivables were sold during the nine months ended June 30, 2025, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the nine months ended June 30, 2025 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows.
Note 16 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	September 30, 2024
Cash and equivalents	$230.6	$267.5
Restricted cash	3.0	6.7
Cash and equivalents and restricted cash	$233.6	$274.2
Cash and equivalents as of June 30, 2025 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $1.5 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $4.6 million and $9.4 million for the nine months ended June 30, 2025 and 2024, respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of June 30, 2025 and September 30, 2024:

	Hedge Designation	June 30, 2025	September 30, 2024
Foreign exchange contracts(a)	Undesignated	$2.7	$4.5

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
In the first nine months of fiscal year 2025, the Company recorded non-cash asset impairment charges of $10.6 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.3 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 40.7% for the three months ended June 30, 2025, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 41.2% of total revenues for the nine months ended June 30, 2025.
Two of the Company's customers represented at least 10.0% of total gross trade receivables individually and, in the aggregate, represented approximately 29.1% as of June 30, 2025.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 17 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	June 30, 2025	September 30, 2024
Land	$3.1	$3.1
Buildings	121.6	121.7
Machinery, equipment and fixtures	593.5	607.3
Leasehold improvements	12.9	11.9
Construction in progress	57.9	35.1
	$789.0	$779.1
Less: accumulated depreciation	(526.3)	(488.7)
Total Property, Plant and Equipment, Net	$262.7	$290.4
During the nine months ended June 30, 2025, the Company recorded non-cash asset impairment charges of $10.6 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.3 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 18 — Leases
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
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	September 30, 2024
Finance Leases
Property, Plant, and Equipment, Net	$28.9	$30.8
Total Finance Lease Assets	$28.9	$30.8

Current finance lease liabilities	$3.4	$3.4
Non Current Finance Lease Liabilities	29.1	30.2
Total Finance Lease Liabilities	$32.5	$33.6

Weighted-average remaining lease term (years)	11.8	12.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$20.3	$22.6
Total Operating Lease Assets	$20.3	$22.6

Accrued expenses	$6.1	$6.0
Deferred Income Taxes and Other Liabilities	10.7	11.9
Total Operating Lease Liabilities	$16.8	$17.9

Weighted-average remaining lease term (years)	6.0	6.3
Weighted-average discount rate	6.8%	6.5%
Supplemental cash flow information related to leases for the nine months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Right of use assets obtained in exchange for lease liabilities
Operating Leases	$2.2	$1.5

	June 30, 2025	June 30, 2024
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$4.4	$5.0
Financing cash flows from Finance Lease	1.0	1.0
Operating cash flows from Finance Lease	1.7	2.0

Dollar amounts are in millions except per share amounts or as otherwise specified.

Maturities of the Company's finance and operating lease liabilities as of June 30, 2025 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2025	$0.9	$1.8	$2.7
2026	3.7	3.6	7.3
2027	3.8	2.0	5.8
2028	3.9	2.0	5.9
2029	3.9	1.8	5.7
Thereafter	32.3	7.5	39.8
Total lease payments	$48.5	$18.7	$67.2
Less: amount representing interest	16.0	1.9	17.9
Present value of lease liabilities	$32.5	$16.8	$49.3

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
Global Trade. The current global economic environment has been recently influenced by rapidly changing new tariff policies instituted by the United States ("U.S.") government and foreign governments. As a global company that both imports raw materials and products into the U.S. and distributes products and raw materials originating from the U.S. to global manufacturing sites and markets, these new tariffs may have a financial impact on our cost of goods, our profit margins, our business generally and our global distribution strategy. These new tariffs may cause foreign governments and private purchasers to consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products resulting in the additional possibility that local manufacturers, brands and other competitors may engage in aggressive competitive pricing to take advantage of the uncertain global trade environment and transition customers away from global manufacturers, all of which may impact the company’s business and operations.

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
Recent Developments
We continue to face increases in the cost and disrupted availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. To date we have been able to successfully mitigate this disruption and provide uninterrupted supply to our customers by increasing our inventory levels and taking other measures. Given our global business, we expect recently announced tariffs will result in additional cost for us and our suppliers, and there is the potential that such tariffs may influence future decisions by foreign governments and private purchasers to source non-U.S., “locally” manufactured products instead of products originating from certain countries (including the U.S.) and that local manufacturers, brands and other competitors may engage in aggressive competitive pricing or other strategies to take advantage of the uncertain global trade environment and transition customers away from global manufacturers. We will continue to monitor the evolving tariff environment and we will focus on optimizing operations and leveraging existing strategies to reduce the impact from tariffs.
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of our patch pump program. As a result, the Company incurred organizational restructuring plan (the "Patch Pump Restructuring Plan") costs of $34.3 million during the nine months ended June 30, 2025. Restructuring actions associated with the Patch Pump Restructuring Plan to discontinue the patch pump program are substantially complete as of June 30, 2025. In addition, we discontinued our commercial operation plans for the insulin delivery system, including the previous intended limited launch. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
During the second quarter of fiscal 2025, the Company initiated restructuring actions in connection with the 2025 Restructuring Plan to streamline the organization and optimize resources. As a result, the Company incurred organizational restructuring plan costs of $3.5 million during the nine months ended June 30, 2025. The 2025 Restructuring Plan is substantially complete as of June 30, 2025.
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the conflicts in the Middle East and Houthi attacks on commercial shipping vessels and other naval vessels. As of August 8, 2025, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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
On July 4, 2025, the One Big Beautiful Bill ("OBBB") Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on the Company's results of operations in fiscal year 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,			Nine months ended June 30,
	2025	2024	%	2025	2024	%
Revenues	$295.5	$272.5	8.4%	$816.4	$837.0	(2.5)%
Cost of products sold	98.4	82.4	19.4	298.1	275.6	8.2
Gross Profit	197.1	190.1	3.7	518.3	561.4	(7.7)
Operating expenses:
Selling and administrative expense	84.4	85.7	(1.5)	245.1	268.3	(8.6)
Research and development expense	4.4	20.4	(78.4)	32.7	59.0	(44.6)
Other operating expenses	14.3	28.1	(49.1)	54.9	93.5	(41.6)
Total Operating Expenses	103.1	134.2	(23.2)	332.7	420.8	(20.9)
Operating Income	94.0	55.9	68.2	185.6	140.6	32.0
Interest expense, net	(26.6)	(27.8)	(4.3)	(81.2)	(83.3)	(2.5)
Other income (expense), net	4.8	(1.1)	(536.4)	2.9	(6.1)	(147.5)
Income Before Income Taxes	72.2	27.0	167.4	107.3	51.2	109.6
Income tax provision (benefit)	26.7	12.3	117.1	38.3	(12.5)	(406.4)
Net Income	$45.5	$14.7	209.5%	$69.0	$63.7	8.3%

Net Income per common share:
Basic	$0.78	$0.25	212.0%	$1.18	$1.11	6.3%
Diluted	$0.78	$0.25	212.0%	$1.18	$1.10	7.3%
Three Months Ended June 30, 2025 Summary (on a comparative basis)
Key financial results for the three months ended June 30, 2025 were as follows:
•Revenue increased by $23.0 million to $295.5 million from $272.5 million;
•Gross profit increased by $7.0 million to $197.1 million from $190.1 million. Gross profit as a percent of revenue was 66.7%, as compared to 69.8% in the prior year comparative period;
•Operating income increased by $38.1 million to $94.0 million from $55.9 million; and
•Net income increased by $30.8 million to $45.5 million from $14.7 million.
Nine Months Ended June 30, 2025 Summary (on a comparative basis)
Key financial results for the nine months ended June 30, 2025 were as follows:
•Revenue decreased by $20.6 million to $816.4 million from $837.0 million;
•Gross profit decreased by $43.1 million to $518.3 million, from $561.4 million. Gross profit as a percent of revenue was 63.5%, as compared to 67.1% in the prior year comparative period;
•Operating income increased by $45.0 million to $185.6 million from $140.6 million; and
•Net income increased by $5.3 million to $69.0 million from $63.7 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues
Our revenues increased by $23.0 million, or 8.4%, to $295.5 million for the three months ended June 30, 2025 as compared to revenues of $272.5 million for the three months ended June 30, 2024. Changes in revenues are driven by the volume of goods that the Company sells, the prices it negotiates with customers, and changes in foreign exchange rates. The increase in revenues was driven by $13.5 million of favorable changes in volume, $6.8 million of favorable changes in price, a $1.7 million increase in contract manufacturing revenues related to sales of non-diabetes products to Becton, Dickinson and Company ("BD"), and $1.0 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar.
Our revenues decreased by $20.6 million, or 2.5%, to $816.4 million for the nine months ended June 30, 2025 as compared to revenues of $837.0 million for the nine months ended June 30, 2024. The decrease in revenues was driven by $31.0 million of unfavorable changes in volume and $7.0 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar. This was partially offset by $10.9 million of favorable changes in price and $6.5 million increase in contract manufacturing revenues related to sales of non-diabetes products to BD.
Cost of products sold
Cost of products sold increased by $16.0 million, or 19.4%, to $98.4 million for the three months ended June 30, 2025 as compared to $82.4 million for the three months ended June 30, 2024. Cost of products sold as a percentage of revenues was 33.3% for the three months ended June 30, 2025 as compared to 30.2% for the three months ended June 30, 2024. The increase in cost of products sold for the three month comparative period was primarily driven by higher volumes and the impact of net changes in profit in inventory adjustments period over period.
Cost of products sold increased by $22.5 million, or 8.2%, to $298.1 million for the nine months ended June 30, 2025 as compared to $275.6 million for the nine months ended June 30, 2024. Cost of products sold as a percentage of revenues was 36.5% for the nine months ended June 30, 2025 as compared to 32.9% in the nine months ended June 30, 2024. The increase in cost of products sold for the nine month comparative period was primarily driven by the impact of net changes from profit in inventory adjustments period over period and non-cash asset impairment charges recorded to write down the carrying value of certain property and equipment as a result of the Company's Patch Pump Restructuring Plan. This was partially offset by lower volumes in the current period compared to the prior year period.
Selling and administrative expenses
Selling and administrative expenses decreased by $1.3 million, or 1.5%, to $84.4 million for the three months ended June 30, 2025 as compared to $85.7 million for the three months ended June 30, 2024. Selling and administrative expenses decreased by $23.2 million, or 8.6%, to $245.1 million for the nine months ended June 30, 2025 as compared to $268.3 million for the nine months ended June 30, 2024. The decrease for both the three and nine month comparative periods was primarily driven by lower TSA and LSA costs with BD in addition to lower compensation expense recognized in the current periods.
Research and development expenses
Research and development expenses decreased by $16.0 million, or 78.4%, to $4.4 million for the three months ended June 30, 2025 as compared to $20.4 million for the three months ended June 30, 2024. Research and development expenses decreased by $26.3 million, or 44.6%, to $32.7 million for the nine months ended June 30, 2025 as compared to $59.0 million for the nine months ended June 30, 2024. The decrease for both the three and nine month comparative periods was primarily driven by a reduction in payments made in connection with the development of our insulin patch pump program in the current periods as compared to the prior periods, given the discontinuation of the patch pump program. We expect our research and development expenses to decrease sequentially in fiscal year 2025 compared to fiscal year 2024.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Other operating expenses
Other operating expenses are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Costs related to the Separation	$9.7	$23.0	$26.3	$83.9
Amortization of cloud computing arrangements	2.6	2.2	7.8	3.8
Costs associated with the discontinued patch pump program	0.3	—	15.6	—
Business optimization and severance related costs	1.0	2.8	4.6	5.7
Other	0.7	0.1	0.6	0.1
Total	$14.3	$28.1	$54.9	$93.5

Other operating expenses incurred primarily consist of the following:
•Accounting, auditing, legal services, marketing, supply chain, employee retention, costs associated with the implementation of our new ERP system and other Business Continuity Processes, costs associated with brand transition, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity;
•Restructuring related costs associated with the optimization of certain business functions as we transition to being a stand-alone entity;
•Severance and contract termination costs associated with the discontinued patch pump program; and
•Costs recognized associated with the amortization of cloud computing arrangements.
Interest expense, net
Interest expense, net decreased by $1.2 million to $26.6 million for the three months ended June 30, 2025 as compared to $27.8 million for the three months ended June 30, 2024. Interest expense, net decreased by $2.1 million to $81.2 million for the nine months ended June 30, 2025 as compared to $83.3 million for the nine months ended June 30, 2024. The decrease for both the three and nine month comparative periods was primarily driven by lower debt levels and lower short-term interest rates in the current periods as compared to the prior periods. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2025. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.
Other income (expense), net
Other income (expense), net, was $4.8 million and $(1.1) million for the three months ended June 30, 2025 and 2024, respectively. Other income (expense), net was $2.9 million and $(6.1) million for the nine months ended June 30, 2025 and 2024, respectively. The income generated for the three and nine month periods ended June 30, 2025 was primarily attributed to favorable impacts from foreign exchange. The costs incurred for the three and nine month periods ended June 30, 2024, was primarily attributed to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor and the unfavorable impacts from foreign exchange. We do not expect to incur any additional amounts where BD is considered the primary obligor in the current fiscal year.
Income tax provision (benefit)
The effective tax rates were 37.0% and 45.6% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the Company's effective tax rate compared to the prior period is primarily due to favorable tax impacts resulting from overall higher earnings reflected in the current period. This was partially offset by higher taxes on undistributed foreign earnings and reduced tax benefits from non-taxable income.
The effective tax rates were 35.7% and (24.4)% for the nine months ended June 30, 2025 and 2024, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the absence of non-recurring tax benefits recognized in the prior period related to withholding taxes on undistributed foreign earnings, Swiss tax law changes and lower tax reserves. This was partially offset by favorable tax impacts primarily resulting from overall higher earnings reflected in the current period.

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
The following is a summary of Embecta's total debt outstanding as of June 30, 2025:

Term Loan	$789.1
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,489.1
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(20.8)
Long-term debt	$1,458.8
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2025	$2.4
2026	9.5
2027	9.5
2028	9.5
2029	758.2
Thereafter	700.0
Certain measures relating to our total debt outstanding as of June 30, 2025 were as follows:

Total debt	$1,468.3

Short-term debt as a percentage of total debt	0.6%
Weighted average cost of total debt	6.5%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
During the nine months ended June 30, 2025, the Company paid an aggregate principal amount of approximately $112.2 million on the Term Loan, of which $105.0 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Condensed Consolidated Statements of Income.
During the nine months ended June 30, 2025, the Company made interest payments of $68.5 million on debt outstanding.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Leases
Maturities of our finance lease and operating lease liabilities as of June 30, 2025 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2025	$0.9	$1.8	$2.7
2026	3.7	3.6	7.3
2027	3.8	2.0	5.8
2028	3.9	2.0	5.9
2029	3.9	1.8	5.7
Thereafter	32.3	7.5	39.8
Total lease payments	$48.5	$18.7	$67.2
For additional information related to our leases, refer to Note 18 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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
During the third quarter of 2025, the Company entered into a trade receivables sale agreement with a third-party financial institution to sell certain trade receivables of the Company at a discount on an uncommitted basis. These trade receivable sales are accounted for as a sale of assets, as the Company's continuing involvement is limited to servicing the accounts receivables. The Company receives the sales price, equal to the trade receivable less the applicable discount, at the time of sale.
In connection with the Company's receivables sale agreement, $26.2 million of trade receivables were sold during the nine months ended June 30, 2025, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the nine months ended June 30, 2025 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows.
Access to Capital and Credit Ratings
In May 2025 and June 2025, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings. Our Moody's Investors Services credit rating is B1 and our Standard & Poor's Rating Services credit rating is B+.
Cash and equivalents and restricted cash were $233.6 million as of June 30, 2025 as compared to $274.2 million as of September 30, 2024.
The primary uses of cash that contributed to the $40.6 million decrease were:

September 30, 2024 Cash and equivalents and restricted cash balance	$274.2
Cash provided by operating activities	107.7
Cash used for investing activities	(2.0)
Cash used for financing activities	(145.1)
Effect of exchange rate changes on cash and equivalents and restricted cash	(1.2)
June 30, 2025 Cash and equivalents and restricted cash balance	$233.6

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net cash provided by operating activities was primarily attributable to:

Net Income	$69.0
Non-cash adjustments related to depreciation and amortization, impairment of property, plant and equipment, stock-based compensation, and deferred income taxes	86.5
Change in accounts payable and accrued expenses	(57.2)
Change in trade receivables	11.7
Change in inventories	(11.3)
Change in amounts due from/due to Becton, Dickinson and Company	19.8
Change in prepaid expenses and other	2.6
Change in income and other net taxes payable	(16.9)
Change in other assets and liabilities, net	3.5
Net cash provided by operating activities	$107.7
The change in accounts payable and accrued expenses is primarily attributed to timing of payments to vendors and annual bonus payments.
The change in trade receivables is primarily attributed to the timing of sales and receivables factored.
The change in inventories is primarily attributed to actions taken to build inventory to support the execution of our brand transition program.
The change in amounts due from/due to Becton, Dickinson and Company is attributed to the timing of payments associated with certain agreements effectuated at Separation.
The change in prepaid expenses and other is primarily attributed to timing of payments to vendors.
The change in income and other net taxes payable is primarily attributed to timing of required tax payments.
The change in other assets and liabilities, net is primarily attributed to costs capitalized attributed to cloud computing arrangements.
All other movements related to working capital were due to timing of payments and receipts of cash in the ordinary course of business.
Net cash used for investing activities was comprised of capital expenditures of $2.0 million for the nine months ended June 30, 2025 to support our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	$(26.2)
Payments on long-term debt	(112.2)
Payments related to tax withholding for stock-based compensation	(5.7)
Payments on finance lease	(1.0)
Net cash used for financing activities	$(145.1)

Dollar amounts are in millions except per share amounts or as otherwise specified.

Contractual Obligations
Our contractual obligations as of June 30, 2025, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2024 Form 10-K for further details. As of June 30, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the Consolidated Financial Statements included in the 2024 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K. There have been no changes to our critical accounting policies as of June 30, 2025.
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
•The risk that as a result of the current global trade environment from the newly instituted tariffs, certain foreign governments, private purchasers and other customers in certain countries may consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products and local manufacturers and competitors may attempt to capitalize on these sentiments and participate in aggressive competitive pricing or other strategies to transition, or divert, current and potential customers away Embecta.

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
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 16, Financial Instruments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at June 30, 2025, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $7.9 million on an annualized basis. To the extent we borrow on our Revolving Credit Facility, we will be subject to risks related to changes in SOFR.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended. Based upon that evaluation as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting in "Item 9A. Control and Procedures" in the 2024 Form 10-K.
In 2022, the Company commenced the process of implementing a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP system and other Business Continuity Processes is highly complex and has occurred in phases across our geographies. The implementations of North America, EMEA, Asia and Greater China were completed in phases within fiscal years 2023 and 2024. The Latin America implementation was completed in the first quarter of fiscal year 2025 and the implementation for India, the final phase, was completed in the third quarter of fiscal year 2025. A standardized internal control framework was implemented with each phase as the Company moves away from relying on BD’s systems and controls.
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
Changes in Internal Control over Financial Reporting
The Company is working towards executing the remediation plan to address the material weakness. However, none of these efforts have resulted in the remediation of the material weakness as of June 30, 2025. There have been no changes in internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2024 Form 10-K and Embecta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the Securities and Exchange Commission on May 9, 2025.
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

EMBECTA CORP.

Date: August 8, 2025	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2025	By:	/s/ Anthony Roth
	Name:	Anthony Roth
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)