Form 10-K
period 2025-09-30
Embecta Corp.
filed 2025-11-25
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold as of the end of the second fiscal quarter ended March 31, 2025, was approximately $732 million.

The registrant had outstanding 58,512,841 shares of common stock as of November 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Embecta Corp.
2025 Form 10-K Annual Report
i

PART I.
Item 1. Business.
General
Embecta Corp. (also referred to herein as "Embecta") is a leading global medical device company, primarily focused on providing solutions to improve the health and well-being of people living with diabetes. All references in this Form 10-K to "Embecta", "the Company", "we", "our" or "us" refer to Embecta Corp., a Delaware corporation, and its subsidiaries, unless otherwise indicated by the context.
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
Companies with whom we currently compete in the diabetes drug injection business include Novo Nordisk, MTD Group, and Terumo Medical Corporation. We also compete with providers of insulin pumps and other insulin administration devices. We compete in the marketplace based on a number of factors, including product quality, clinical innovation, price, service, reputation and commercial excellence.
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
In connection with our separation from Becton, Dickinson and Company ("BD") in 2022 (the “Separation”), we entered into a cannula supply agreement with BD, whereby BD sells to us cannulas for incorporation into our pen needles and syringes. BD retained ownership of all cannula production activities and the associated intellectual property rights of BD and its subsidiaries relating to cannula, the manufacture thereof and other critical cannula-related technology.
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
We are also exploring the development of products that allow us to expand our portfolio outside of diabetes. For example, we intend to work on development of new products in category and patient adjacencies, such as drug delivery and chronic care, that leverage our manufacturing and channel expertise.
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
As of September 30, 2025, we held about 655 patents in the United States and in various foreign countries in which we conduct business, as well as about 45 patent applications pending worldwide, protecting our core injection business. The majority of our United States and foreign patents for individual products are in force for twenty years from the initial filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.
Our products and services are sold around the world under various trade names, trademarks and brand names, which we consider to be valuable in the marketing of our products in each segment. As of September 30, 2025, we had about 455 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as about 160 trademark applications pending worldwide for our core injection business.
Embecta owns, and BD provides Embecta a license to use, intellectual property rights necessary to operate our business. BD grants Embecta a license to use such intellectual property rights on the terms and conditions set forth in an intellectual property matters agreement, which are described under “Spinoff from BD.”
Regulation
Our products and operations are subject to, and affected by, regulations of medical devices and drugs promulgated by federal, state and local authorities in the United States, including the U.S. Food and Drug Administration ("FDA"), other national regulatory agencies, and foreign regulatory authorities with jurisdiction over our foreign operations. FDA and other regulations govern, among other things, product design and development, preclinical and clinical testing, pre-market clearance and approval, manufacturing, labeling, product storage, supply chain, global trade, advertising and promotion, sales and distribution, pricing and reimbursement, sampling, quality control, post-market adverse event reporting, postmarket surveillance, complaint handling, repair or recall of products, record keeping, storage, and disposal activities. These regulations not only affect products in our existing markets, but also our ability to market new products under development. For existing and potential new products, failure to comply with ongoing regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include warning letters that require corrective action, fines, injunctions, rescissions of previously granted clearances and/or approvals and other penalties. Additionally, changes in legislation or government policies, including with respect to licensing, health information, privacy and data privacy, security, cybersecurity, healthcare costs, protection of the confidentiality of certain personal information (including patient health information, financial information and other sensitive personal information), reimbursement, coverage and access, can substantially increase the time, difficulty, and costs incurred in developing, maintaining, and obtaining market clearance or approval, and marketing newly developed or existing products, and can have a material impact on our worldwide operations.
We maintain robust FDA Quality System Regulation and ISO Quality Systems that establish standards for our product design, manufacturing, testing, recording keeping, and distribution processes, inclusive of Current Good Manufacturing Practices. The FDA and other regulatory agencies engage in periodic reviews and inspections of our quality systems, as well as product performance and advertising and promotional materials. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and other national and foreign regulatory authorities. Prior to marketing or selling most of our products, we must secure clearance or approval from the FDA and counterpart non-United States regulatory agencies. These regulatory controls, as well as any changes in agency policies, can affect the time and cost associated with the development, introduction and continued availability of new and existing products. Where possible, we anticipate these factors in product development and planning processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.
International sales of our products are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain clearance or approval by a foreign regulatory authority may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly, particularly outside of the European Union, Canada and other industrialized countries. The European Union has adopted various regulations and directives regulating the design, development, clinical trials, manufacture, labeling, and adverse event reporting, among other things, for medical devices, including the EU Medical Device Regulation. Assessing conformity with the various regulations and directives depends on the class of product, usually including scrutiny and audit by a third-party “Notified Body” which is required for a manufacturer to commercially distribute the product throughout the European Union and affix the mandatory conforming marking, otherwise known as the CE mark, to their medical devices. In addition, other jurisdictions continue to update requirements for marketing and sale of products in their geography, often becoming more stringent. As we operate in other regions and continue to expand into emerging markets, new requirements may require updates to our quality management system and operations. These global changes are monitored and reviewed as part of the overall quality lifecycle.
For further discussion of risks related to government regulations, see “Risk Factors” in Item 1A.
Spinoff from BD
On April 1, 2022 (the "Separation Date"), in connection with the Separation, Embecta and BD entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, BD agreed to spin off its diabetes care business ("Diabetes Care Business") into Embecta, a new, publicly traded company. In addition, in connection with the Separation the Company entered into a Transition Services Agreement, as amended ("TSA"), distribution agreements, a Cannula Supply Agreement, a Tax Matters Agreement, the Logistics Services Agreement, as amended ("LSA"), Trade Receivables Factoring Agreements, an Intellectual Property Matters Agreement, local support services agreements, certain other manufacturing arrangements and process services agreement, and a lease agreement for a manufacturing facility located in Holdrege, Nebraska. The TSA and the LSA have expired. In addition, the Trade Receivables Factoring Agreements have terminated and expired as a result of the Company's implementation and onboarding of certain systems and services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report, which, for clarity, includes enterprise resource planning (“ERP”) systems (“Business Continuity Processes”). Furthermore, all distribution agreements in the Asia Pacific Region and Latin America terminated and expired. These agreements are discussed in greater detail in Note 3 “Third Party Arrangements” and Note 18 “Leases” in the notes to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Human Resources ("HR")
As of September 30, 2025, we had approximately 1,850 regular employees globally, with approximately 700 employees in the United States. Our talented employees are an integral reason for our standing as one of the world's leading diabetes care companies. Our success is dependent on our ability to attract, engage and retain the best talent that reflects our diverse communities. To do so, we focus on the most critical areas that help create a great workplace and enable our business priorities.
At Embecta our mission, vision and values inspire passion and purpose in the day-to-day work of our employees. Our mission of developing and providing solutions to make life better for people living with diabetes helps us attract potential employees interested in making a difference to the world.
We focus on providing a personalized experience from the moment an employee considers joining the Embecta team. In addition to helping make life better for people living with diabetes, our employee value proposition includes a strong rewards package, a focus on development, and engaging with our employees as we shape our company together.
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
In alignment with our continuous improvement culture, we seek feedback through surveys and other means so that employees can share their perspectives on ways to continuously improve our workplace climate. As a company with agility at its core, employee feedback helps us make adjustments in our ways of working and embedding our values. What we do at Embecta is personal to Embecta employees, and our HR practices are designed to enable our employees in fulfilling our mission of helping people with diabetes.
Equity & Inclusion
Embecta engages a workforce, including our leadership team and our Board of Directors, that reflects the communities where we operate. Our commitment to Equity & Inclusion is embedded in our values and we believe this makes us better at identifying opportunities and solving problems. We are committed to creating and sustaining an environment where everyone brings their authentic selves to work, to help us fulfill our mission of helping people with diabetes.
Corporate Responsibility ("CR") and Environmental, Social and Governance ("ESG")
Embecta is in the middle of a multi-year strategy to advance its ESG initiatives. The focus in fiscal year 2025 was to evaluate Embecta’s global ESG risks and impacts. This evaluation phase commenced with a Sustainability Materiality Assessment and an internal review of the United Nations Sustainable Development Goals. Separately, the governance structures for managing ESG topics and updates were documented via the Company's Enterprise Risk Committee charter. Embecta provided a Sustainability Report during Fiscal Year 2025 and plans to provide an updated Sustainability Report during its 2026 fiscal year.
Available Information
Embecta maintains an official corporate website, which can be accessed at www.embecta.com. The Company makes available its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). These filings may be obtained and printed free of charge at investors.embecta.com.
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
Embecta also routinely posts important information for investors on its website at investors.embecta.com. Embecta may use this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under Regulation FD adopted by the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.
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
•Embecta obtains components and raw materials for its products from third parties, including BD. These third parties may fail to perform under their agreements with Embecta, or there may be a reduction, interruption, or termination in the manufacturing and supply of these components and raw materials. Any such failure to perform or a reduction, interruption, or termination in supply could have a material adverse effect on Embecta’s business and operations.
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
•Trade actions, such as tariffs, retaliatory tariffs, and private or governmental "buy local" initiatives could adversely and unexpectedly impact our business.
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
•Breaches of Embecta’s Information Systems (as defined in Item 1C of this Annual Report on Form 10-K) or cyberattacks could adversely affect our business.
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
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially adversely impact our business, financial condition or results of operations. If any of the events or circumstances described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption "Cautionary Statements Regarding Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
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
The medical technology industry is subject to rapid technological change and frequent introduction of new products. The development of new or improved products, processes or technologies by other companies (such as new technologies to administer insulin) that provide better features, pricing, clinical outcomes or economic value may make Embecta’s existing or new products less competitive. In some instances, competitors, including pharmaceutical companies, also offer, or are attempting to develop, alternative therapies, including oral and once-weekly anti-diabetic drugs (e.g., SGLT-2s, once-weekly insulin, GLP-1s, and GLP-1 combination products), for disease states (including diabetes) that may be administered and delivered less frequently compared to conventional and historical multiple daily injections or without a medical device, such as pen needles, entirely. Lower cost producers have also created pricing pressure, particularly in emerging markets. There can be no assurance that Embecta’s products will be commercially successful, and it is possible that its business will be adversely affected from time to time as a result of products developed by its competitors.
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
Embecta’s ability to generate profits and operating cash flow depends largely upon the continued profitability of its key products, such as its pen needles and syringes. For example, for the fiscal year ended September 30, 2025, sales of pen needles accounted for approximately $784 million, or 73%, of total net revenues. Any event that adversely affects the sale or profitability of this product could adversely affect Embecta’s sales, results of operations and cash flows. These adverse events could include a decrease in the demand for such products, the pressure to decrease the price of such products, any increase in costs of manufacturing such products or other supply chain disruptions, increased availability and marketability of competitive products, increased competition from the introduction of new products related to the treatment of diabetes or removal from the market of these products for any reason.
Technological breakthroughs in diabetes treatment or prevention may reduce demand for Embecta’s products.
The diabetes treatment industry is subject to technological change and product innovation. A number of companies and medical researchers are developing and commercializing new ways to deliver insulin to patients, including insulin administration technologies that do not require the use of a needle, that reduce the frequency of insulin administration, or that treat diabetes without the use of insulin or by delaying the use of insulin, such as oral and once-weekly anti-diabetic drugs (e.g., SGLT-2s, once-weekly insulins, GLP-1s, and GLP-1 combination products). If they are successful in developing and commercializing these technologies or treatment therapies, the demand for Embecta’s products could decline or be delayed. Furthermore, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent diabetes. Any technological breakthroughs in diabetes prevention or treatment could decrease demand for Embecta’s products and have a material adverse effect on its business or results of operations.
Embecta obtains components, services and raw materials for its products from third parties, including BD. These third parties may fail to perform under their agreements with Embecta, or there may be a reduction, interruption, or termination in the manufacturing and supply of these components and raw materials. Any such failure to perform or a reduction, interruption, or termination in supply could have a material adverse effect on Embecta’s business and operations.
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
In addition, in connection with the Separation, Embecta and BD entered into a lease agreement for a manufacturing facility location in Holdrege, Nebraska that Embecta leases from BD where BD provides certain manufacturing services to Embecta. If BD is unable to perform under these arrangements, terminates certain services or modifies its operations and Embecta cannot find substantially similar alternatives to perform these services or is forced to change its operations as a result, Embecta may incur additional costs, delays or other deficiencies in its operations, which could materially adversely affect Embecta’s business, financial condition or results of operations.
Embecta also obtains other component parts and raw materials from other third parties. In many cases, Embecta does not have long-term supply agreements with suppliers of these component parts and raw materials, and its arrangements with these suppliers are on a purchase-order basis. Certain raw materials that we obtain from suppliers are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions and environments, such as new and changing tariff policies instituted by the U.S. government and foreign governments, commodity price fluctuations, the demand by other companies for the same raw materials and the availability of complementary and substitute materials. In some cases, Embecta’s agreements with suppliers can be terminated by either party by convenience upon short notice.
Certain raw materials and components used in the manufacture of pen needles and syringes, including cannulas, certain oil-based resins and rubber stoppers, are not always available from multiple sources. New laws or regulations influenced or adopted in response to local and international tariff policies, or climate change, among others, could also increase import duties, energy costs, transportation costs, and the overall costs of certain raw materials and components. In addition, for quality assurance, cost-effectiveness and other reasons, Embecta purchases certain raw materials and components from a single supplier, who in turn sometimes rely on their own single or sole sourced sub-suppliers for certain materials or components. The price and supply of these materials and components may be affected or disrupted for reasons beyond Embecta’s control, including, but not limited to, such suppliers or sub-suppliers changes or cessation of business operations, whether voluntary or involuntary, and limitations in the availability of their materials, labor, or other resources. While Embecta works with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. In the event that any of its existing supply arrangements are terminated or there is a reduction or interruption of supply under these existing arrangements, Embecta expects that it will be able to enter into new arrangements with current or alternative suppliers, but these new arrangements may be on terms that are less favorable, including with respect to price and volume, and it may be costly or cause delays in Embecta’s manufacturing process to transition to a new supplier or new raw material or component, particularly in cases in which Embecta must comply with regulatory requirements relating to qualification of new suppliers or replacement raw materials or components from current suppliers. The termination, reduction or interruption in supply of these raw materials and components could adversely impact Embecta’s ability to manufacture and sell certain of its products.
.
Third-party suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints, and environmental factors, any of which could delay or impede their ability to supply the components and raw materials for Embecta’s products. In addition, these third-party suppliers may be influenced or compelled to stop or pause shipments to Embecta due to new or changing tariff policies as a result of supply chain disruption, uncertainty over costs, and potential retaliatory measures from their local governments. Any such failure to perform or a reduction, interruption, or termination in supply could have a material adverse effect on Embecta’s business and operations.
Embecta may experience difficulties and delays in the manufacturing of its products or sterilization operations, and any such difficulties and delays could adversely affect Embecta’s business.
Embecta may experience difficulties and delays inherent in manufacturing its products, such as failure of Embecta or its suppliers to comply with applicable regulations and quality assurance guidelines, which failures may lead to: manufacturing suspensions, shutdowns or delays; delays related to the construction of new facilities or the expansion of existing facilities; and other manufacturing or distribution problems, including changes in manufacturing production sites and limits to manufacturing capacity resulting from regulatory requirements, changes in types of products produced and physical limitations that could affect supply. In addition, Embecta could experience difficulties or delays in manufacturing its products caused by the impact of natural disasters, global conflicts, health pandemics, and shipping delays at ports of entry or exit. Manufacturing difficulties can also result in product shortages, leading to lost sales and reputational harm. In addition, many of Embecta’s products require sterilization prior to sale. In some instances, only a few facilities are qualified under applicable regulations to conduct this sterilization. To the extent Embecta or third parties (including BD) are unable to sterilize Embecta’s products, whether due to lack of capacity, increased demand, regulatory requirements or changes, or otherwise, Embecta may be unable to transition sterilization to other sites or modalities in a timely or cost effective manner, or at all, which could have an adverse impact on Embecta’s business.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. If these customers reduce the amount of product that they purchase from Embecta, reduce the amount that they are willing to pay for such products or increase charges to distribute such products, Embecta’s business, financial condition and results of operations could be adversely affected.
A substantial portion of Embecta’s revenue is derived from sales to a few customers. For example, for the fiscal year ended September 30, 2025, gross sales to Cencora, McKesson Corporation, and Cardinal Health, Embecta’s three largest distributors, together represented approximately 42% of Embecta’s worldwide gross sales. The costs charged by these and other distributors to distribute Embecta’s products is also subject to negotiation, and such distributors may propose increases in such charges from time to time. In addition, for the fiscal year ended September 30, 2025, direct gross sales to the five largest retail pharmacies for Embecta’s products together represented approximately 14% of Embecta’s worldwide gross sales. If any of Embecta’s largest customers reduce the amount of product that they purchase from Embecta, negotiate a reduced price for such products or increase the charges to distribute such products, each could have a material adverse effect on Embecta’s business, financial condition and results of operations.
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
In addition, consolidation and integration among healthcare institutions and providers significantly affects the competitive landscape for medical devices. Health plans, pharmacy benefit managers ("PBMs"), wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Specifically, private third-party insurers and governments typically maintain formularies that specify coverage (the conditions under which drugs and medical devices are included on a plan’s formulary) and reimbursement (including both the associated out-of-pocket cost to the consumer and payment to the distributor) to control costs by negotiating discounted prices, inflation guarantees and other terms in exchange for formulary inclusion.
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
Embecta is consistently managing the burden of continued pressures associated with payers’ discount requirements to maintain positive formulary positions. If Embecta fails to maintain these formulary positions or reduces prices on its products to maintain these formulary positions, it could adversely affect Embecta’s results of operations. In addition to the evolving payer market that continues to put price pressure on Embecta’s products, new competitors have emerged. Competitors that are new to the pen needle and insulin syringe categories, along with some that have emerged to begin engaging with payers, have accelerated the focus on these product categories, providing payers more choices for formulary partners within these medical device categories. In addition to pressures imposed by public and private payers, the Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”) has begun implementing measures outlined in the Inflation Reduction Act of 2022 to negotiate prices on certain high cost prescription drugs for Medicare beneficiaries, as well as proposing competitive bidding on other medical devices, including those used for the treatment of diabetes. Embecta’s products are covered by Medicare Part D covered medical devices and if there is any expansion of price negotiations or competitive bidding by CMS, or other agencies, for the category of products within which Embecta competes and Embecta is unable to successfully negotiate favorable pricing for its products, it could adversely impact Embecta’s financial condition and results of operations.

The U.S. Congress and many U.S. States have and may continue to scrutinize key participants in the healthcare industry, including PBMs. A number of bills have been introduced, proposed, and passed that would further regulate PBMs and impose additional requirements. The FTC has issued statements about PBMs and conducted a study of PBMs that resulted in two published reports, which could motivate further actions with respect to PBMs regulation. The FTC also filed an administrative complaint against the three largest PBMs and their affiliated group purchasing organizations alleging that the PBMs engaged in anti-competitive and unfair practices that increased costs for insulin medication. It is unclear what the results of this matter and the above noted PBMs scrutiny will be, and what impact this will have on the PBMs industry and our business, financial condition and results of operations.
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
Embecta believes that a significant portion of its sales will continue to be from independent distributors for the foreseeable future, and it is possible that the percentage of its sales from independent distributors could increase. None of Embecta’s independent distributors in the United States has been required to sell Embecta’s products exclusively, and each of them may freely sell the products of Embecta’s competitors. If Embecta is unable to maintain or expand its network of independent distributors, its sales may be negatively affected. For the fiscal year ended September 30, 2025, McKesson Corporation, Cardinal Health and Cencora, Embecta’s three largest distributors, together represented approximately 42% of Embecta’s worldwide gross sales. If any of Embecta's key independent distributors were to cease to distribute Embecta’s products or reduce their promotion of such products as compared to the products of Embecta’s competitors, Embecta may need to seek alternative independent distributors or increase its reliance on other independent distributors or its direct sales representatives, which alternative arrangements may not be sufficient to prevent a material reduction in sales of its products.
Embecta’s future growth is dependent in part upon the development of new products, and there can be no assurance that such products will be developed or be successful.
An element of Embecta’s strategy is to increase revenue growth by focusing on innovation and new product development. Even if Embecta submits an application to the FDA or foreign regulatory authorities for approval and/or clearance, there is no assurance that such approval or clearance will be obtained or that Embecta will be able to market and sell such products successfully. New product development requires significant investment in research and development. The results of Embecta’s product development efforts may be affected by a number of factors, including Embecta’s ability to anticipate the needs of people with diabetes, successfully complete clinical and other trials, obtain regulatory clearance and approvals for its products, manufacture such products in a cost-effective manner, obtain appropriate intellectual property protection for such products, gain and maintain market acceptance of such products, secure distribution channels, and obtain access, coverage and reimbursement for such products. Even if cleared by the FDA or foreign regulatory authorities, future generations of our products, expanded indications for use of future products, or any other products under development, may not be cleared for the indications that are necessary or desirable for successful commercialization. There can be no assurance that Embecta will be able to successfully develop or commercialize any products now in development or that Embecta may seek to fully develop or commercialize such products in the future.
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
A substantial amount of Embecta’s sales come from its operations outside the United States, and Embecta intends to continue to pursue growth opportunities outside of the United States, especially in emerging markets. Embecta’s international operations subject it to certain risks relating to, among other things, fluctuations in foreign currency exchange, local economic and political conditions, competition from local companies, increases in trade protectionism, United States relations with the governments of the foreign countries in which Embecta operates, foreign regulatory requirements or changes in such requirements, changes in local healthcare payment systems and healthcare delivery systems, local or non-U.S. originated product preferences and/or requirements, longer payment terms for account receivables than we experience in the United States, difficulty in establishing, staffing and managing foreign operations, changes to international trade policies, agreements, tariffs, regulations, and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries and import or export licensing requirements. The success of Embecta’s international operations also depends, in part, on its ability to make necessary infrastructure enhancements to, among other things, its production facilities and sales and distribution networks. These and other factors may adversely impact its ability to pursue its growth strategy in these regions.

In addition to the risks discussed elsewhere, other risks associated with doing business internationally, include, but are not limited to:
•political instability and actual or anticipated military or political conflicts;
•trade protection measures and barriers, such as tariffs, import and export licensing, customs, control and compliance requirements;
•negative consequences from changes in or interpretations of tax laws;
•difficulty in establishing, staffing and managing international operations;
•difficulties associated with foreign legal systems or other foreign regulations or commitments, including increased costs or penalties associated with enforcing or fulfilling certain governmental and/or non-governmental contractual obligations in foreign jurisdictions;
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
The departure of the United Kingdom ("U.K.") from the European Union ("EU") (commonly known as "Brexit") on January 31, 2020 created uncertainties affecting business operations in the United Kingdom, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products Embecta sells in these markets. For example, the U.K. regulatory regime is currently similar to EU regulations, but the U.K. has enacted new legislation like the Medicines and Medical Devices Act. Under this legislation, the U.K. may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization and has issued a consultation document with respect to future change. Embecta could face increased costs, volatility in exchange rates, market instability and other risks as a result of Brexit. In addition, any further divergence of U.K. and EU law, including changes in relation to international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on Embecta.
In 2015, the Italian parliament enacted legislation that, among other things, imposed a "payback" measure on medical device companies that supply goods and services to the Italian National Healthcare System. Under the measure, companies are required to make payments to the Italian government if medical device expenditures in a given year exceed regional expenditure ceilings established for that year. The payment amounts are calculated based on the amount by which the regional ceilings for the given year were exceeded. In response to decrees issued by the Italian Ministry of Health, the various Italian regions issued invoices to medical device companies. Following the issuance of the invoices, numerous other medical device companies filed appeals with the Italian administrative courts challenging the enforceability of the payback measure, primarily on the basis that the law was unconstitutional. The Italian administrative courts referred the question regarding the constitutionality of the law to the Italian Constitutional Court, which in July 2024, issued a ruling upholding the law as constitutional. Following the ruling of the Italian Constitutional Court, the appeal before the Italian administrative court was rejected in May 2025 and Italy passed the Economic Decree (Law Decree No. 95/2025) in June 2025 offering a 75% discount on payback amounts for the years 2015 through 2018. Although Embecta has paid and settled its 2015 through 2018 obligations, the determinations for 2019 and after are still pending. Embecta has recognized an estimate for the amount of variable consideration but has not made any payments under the payback law for 2019 and after. Given final resolution is unknown at this time, it is possible that the amount of the Embecta’s liability could differ from the amount currently accrued.
The military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. Although the impact of the conflict on our supply chain has not been significant, it is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges, adverse effects on currency exchange rates and financial markets and disruption to its supplier, channels to market or customers. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of Embecta’s information systems, networks and product offerings, as well as the confidentiality, availability and integrity of Embecta’s data. In addition, the hostilities in Israel and the Middle East, including attacks on shipping vessels in the Red Sea, could develop to have a more widespread economic and geopolitical affect in the Middle East and Europe, and/or economic sanctions between or among countries, as well as general geopolitical issues in the Middle East. These disruptions have led to supply chain delays and price increases and may impact future oil production capacity, oil prices, and disruptions in supply chain and shipping routes in the Middle East. These impacts may further cause increases in resin costs, as well as energy costs. If these conflicts develop beyond these areas or further intensify, they could have an adverse impact on Embecta’s business operations in the EU, the Middle East or other affected areas. Embecta is continuing to monitor the situations in Russia, Ukraine, Israel and globally as well as assess their potential impact on Embecta’s business, including impacts to suppliers and customers. Although operations in Russia, Ukraine and Israel do not currently constitute a material portion of Embecta’s business nor has Embecta assessed that the hostilities have had a material effect on its financial position or results of operations, a significant escalation or further expansion of the conflicts’ current scope or related disruptions to the global markets could have a material adverse effect on Embecta’s results of operations.
The U.S. Department of the Treasury’s Office of Foreign Assets Control, and the Bureau of Industry and Security at the U.S. Department of Commerce, administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, and transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Due to Embecta’s international operations, it is subject to such laws and regulations, which are complex, restrict its business dealings with certain countries and individuals, and are constantly changing, including laws and regulations regarding sanctioned countries, entities and persons, customs, and import-export, which restrict, and in some cases can prevent, U.S. companies from directly or indirectly selling goods or services to people or entities in certain countries. These laws also require the appropriate amount of scrutiny in any engagement with these persons and entities in and from certain foreign countries. Given we also sell and provide products to agents, representatives, and distributors, who may export such items to customers and end-users, if we, or the third parties through which we do business, are not in compliance with applicable import, export control, or economic sanctions laws and regulations, we may be subject to civil or criminal enforcement action, and varying degrees of liability. Such actions may disrupt or delay sales of our products or services or result in further restrictions on our distribution and sales of products or services and further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts Embecta’s operations.
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
Trade actions, such as tariffs, retaliatory tariffs, and private or governmental "buy local" initiatives could adversely and unexpectedly impact our business.
Given that a significant amount of our raw materials, components and products are sold and distributed globally, the actions by the U.S. government or foreign governments could impact both the availability and cost of our products. Most notably, new tariffs are, and could be, levied on raw materials and products shipped to the U.S. and raw materials and products that originate from the U.S. that are distributed globally. For example, in April 2025, the current administration in the U.S. increased tariff rates, subject to evolving exemptions, on numerous raw materials and products from a range of nations and has announced on several occasions its intentions to potentially increase or decrease current tariffs, impose additional tariffs, and/or expand or reduce tariffs on raw materials and goods imported from various countries. In addition, earlier this year, the U.S. government imposed a universal baseline tariff on imports globally and raised the Section 232 tariff on imported steel for many countries.

In September 2025, the U.S. Commerce Department Bureau of Industry and Security (the “Department”) initiated a national security investigation into imports of personal protective equipment, medical consumables, and medical equipment, including devices such as pen needles and insulin syringes, under Section 232 of the Trade Expansion Act of 1962 (the “Trade Act”). The Trade Act allows the President of the U.S. to negotiate tariffs to promote international trade, including the authority to impose tariffs if the Department determines imports threaten the U.S. national security. If it is determined these imports pose a national security risk, the ultimate impact remains uncertain and will depend on several factors, but could result in additional potential tariffs imposed in addition to the country-based tariffs, reductions on the benefit Embecta receives from currently available exemptions, additional trade protection measures, embargoes, import or export licensing requirements, trade sanctions or similar restrictions, all of which could significantly increase our costs, strain our resources, and/or create additional complexity in the management of our business and interpretation and compliance with such changes. This may also cause foreign countries to implement retaliatory tariffs or other retaliatory measures. Any such changes could have a material impact on our business, financial condition and results of operations.

The current tariff environment evolves continuously and is uncertain. The United States has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that Embecta may not be able to offset or that otherwise adversely impact its results of operations. In addition, the U.S. government has imposed, modified, and paused tariffs multiple times since the beginning of 2025, with changes to tariffs and other trade restrictions announced at any time, sometimes with little or no advanced notice. As noted above, we export certain raw materials and products to other countries that have and may take future actions in response to these tariffs.

The use of tariffs as a policy tool has created significant uncertainty about the future trading relationship among the U.S., China, the European Union, Canada, Mexico and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs, and has led to concerns regarding the potential for extended trade barriers. The escalation of trade tensions could impact us in a variety of ways, including increases in manufacturing costs, disruptions or delays to our global supply chain, limitations on our ability to sell our products, and reductions in sales volumes and gross margins for our products, any of which could materially affect our business, financial condition and results of operations. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. For example, the ongoing litigation regarding the IEEPA tariffs case that was recently heard by the U.S. Supreme Court has created additional uncertainty as to the scale and short and long-term effect these tariffs will have on Embecta and the medical device industry overall. It is possible that U.S. or other relevant courts or authorities could, upon review or audit, disagree with the authority, valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.

Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and, as a result, we may lose market share to such competitors. Finally, certain governmental and private purchasers have threatened to or may restrict the purchase of products from certain countries (including the U.S.) in favor of “buying local,” resulting in the additional possibility that local manufacturers, brands, and other competitors may engage in aggressive competitive pricing to take advantage of the uncertain global trade environment and transition customers away from global manufacturers, all of which may impact our business and operations. We cannot control the duration or depth of any of the above such actions which may increase our product costs, reduce our margins, potentially decrease the competitiveness of our products, or result in loss of certain contracts. These actions could have a negative effect on our business, results of operations, or financial condition.

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
The long-term effects of global climate change present risks to Embecta’s business and operations. Extreme or severe weather, natural disasters, flooding, heat events, or other conditions caused by climate change could adversely impact its supply chain, logistics, and operations, and the availability and cost of raw materials and components, energy supply, transportation or other inputs required for the operation of its business. Such conditions could also result in physical damage to products, plants and distribution centers, or our suppliers' facilities, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. Additionally, increased environmental regulation, including to address climate change, may result in increases in the costs to operate its business or restrict certain aspects of its activities. These events could adversely affect Embecta’s operations and our financial performance.
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
The Russia and Ukraine conflict, the conflict in the Middle East, the possibility of military activity in countries near or adjacent to Israel, including attacks on shipping vessels in the Red Sea, and the growing geopolitical tensions between China and Taiwan, coupled with possible related supply chain shortages may affect the energy power and oil sector’s networks and ability to supply their customers, including Embecta. These disruptions have led to supply chain delays and price increases and may lead to manufacturing shutdowns, raw material and component shortages, additional supply chain and logistics constraints, project delays, loss of productivity, divergent product standards and regulations, trade policies, labor shortages, commodity shortages, and additional price increases, among others. Embecta relies on uninterrupted energy to power its manufacturing facilities and any disruption could adversely affect its operations. In addition, increases in energy and oil prices could increase the production, raw materials and other costs of Embecta’s operations and products.
Increases in interest rates may adversely affect the financial condition of Embecta’s distributors and suppliers, thereby adversely affecting their ability to buy Embecta’s products and supply the components or raw materials needed by Embecta, in each case adversely affecting Embecta’s financial condition or results of operations. Although interest rates have recently been declining, if the United States Federal Reserve decides to raise the benchmark interest rate, then Embecta could experience higher interest expense on its variable rate debt in fiscal year 2026. To the extent Embecta borrows under its revolving credit facility, it will also be subject to risks related to changes in interest rates.
Fluctuations in Embecta’s effective tax rate and changes to tax laws may adversely affect it.
As a global company, Embecta is subject to taxation in numerous countries, states and other jurisdictions. Embecta’s effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which it operates. In preparing its financial statements, Embecta estimates the amount of tax that will become payable in each of these jurisdictions and significant judgment is required in determining our worldwide provision for income taxes. Embecta’s effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in overall profitability, geographical mix of earnings before income taxes, tax discrete items that are not recurring in nature, and changes in tax laws, including potential proposed tax legislation.
For example, the Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. European Union member states agreed to adopt the OECD’s minimum tax rules, which went into effect for tax years beginning on January 1, 2024 or later. Certain countries have enacted the law changes and other countries are considering changes to their tax laws. The impact of the changes went into effect for the Company beginning in fiscal year 2025. The global minimum tax rules did not have a material impact to our provision for income taxes for the fiscal year ended September 30, 2025.
Also, on July 4, 2025, the U.S. One Big Beautiful Bill Act ("OBBBA") was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective beginning in fiscal year ended September 30, 2025 and others becoming effective through the fiscal year ended September 30, 2027. OBBBA did not have a material impact to our provision for income taxes for the fiscal year ended September 30, 2025.
If any existing legislation is amended or subject to revised interpretation, or if legislative proposals are ultimately enacted, in their current or amended form, they could materially impact Embecta’s tax provision, cash tax liability and effective tax rate. Any of these factors could cause Embecta to experience an effective tax rate significantly different from previous periods or its current expectations, which could have an adverse effect on its business, financial condition, results of operations and cash flows.

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
Embecta faces various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology and data infrastructure. Some of Embecta’s products and services may include information systems that collect data, including sensitive medical information, regarding patients and patient therapy on behalf of Embecta’s customers and some connect to Embecta’s systems for maintenance and management purposes. Embecta uses its and certain third party information technology systems to manage or support a variety of business processes and activities, including, but not limited to, sales, shipping, distribution, billing, customer service, procurement, supply chain, manufacturing, and accounts payable. In addition, Embecta uses enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax regulatory requirements. Embecta deploys defenses against such threats and attacks and works to secure the integrity of its Information Systems using techniques, hardware, and software typical of companies of its size and scope. Despite Embecta’s security measures, however, its information technology and data infrastructure may be vulnerable to attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with the normal use of its systems. They are also susceptible to breach due to employee error, malfeasance, or other disruptions. Embecta’s suppliers, distributors, contractors, service providers, partners, and other third parties with whom it does business could also be subject to cyber threats and attacks that are similar in frequency and sophistication. In many cases, Embecta has to rely on the controls and safeguards put in place by these suppliers, distributors, contractors, service providers, partners, and other third parties to defend against, respond to, and report these attacks. Many of Embecta’s Information Systems are cloud-hosted and managed by these third-party vendors, some of which may have access to confidential business, employee, healthcare professional, and/or customer information. Embecta’s Information Systems may also be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Any failure by Embecta to maintain or protect its Information Systems and data integrity, including from cyberattacks, intrusions, disruptions, or shutdowns, could result in the unauthorized access to customer, vendor, or patient data, including personally identifiable information or personal health information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise Embecta’s confidential or proprietary information and disrupt its operations. The potential impact of future cyber incidents can vary widely in severity and scale. This could also impact Embecta’s compliance with privacy and other laws and regulations and could result in actions by regulatory bodies or government agencies, and/or or civil litigation. There can be no assurance that the various procedures and controls Embecta utilizes to mitigate these threats will be sufficient to prevent disruptions to its systems, in part because (i) cyberattack techniques change frequently and, at times, new techniques are not recognized until launched, and (ii) cyberattacks can originate from a wide variety of sources. Multilateral sanctions and tensions could escalate between certain countries, such as between Russia and western nations and their allies, in connection with certain global events like the Russia Ukraine war, which could lead to retaliatory actions being undertaken against certain U.S. infrastructure networks and hospital operations in the form of cyberattacks by Russia, supporters of Russia, or other parties and nations. Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially. The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data may become more advanced with the use of Artificial Intelligence (“AI”) and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors. Additionally, following the onset of the COVID-19 pandemic, many employees transitioned to a remote or hybrid work environment, which has increased risks associated with our information technology systems and networks. These increased risks include cyber-attacks, computer viruses, disruptions, or shutdowns that could result in a failure to protect our Information Systems and data integrity. Embecta will continue to evaluate organization risk priorities and dedicate resources to protect against unauthorized access, and work to align to industry-leading cybersecurity frameworks to incorporate cybersecurity into its enterprise systems, manufacturing processes and products. Embecta’s results of operations could be adversely affected if these systems are interrupted or damaged or fail for any extended period.
In addition, medical devices are increasingly connected to the internet, healthcare networks, and other medical devices to provide features that improve healthcare and increase the ability of healthcare providers to treat patients and patients to manage their conditions. As such, a cyberattack which intrudes, disrupts, or corrupts Embecta’s devices, products, and services, or related devices, products, and services could impact the quality-of-care patients receive or the confidentiality of customer or patient information. Additionally, modifying or using any such devices, products, or services in a way inconsistent with Embecta’s FDA and other national and international regulatory government clearances and approvals may create risks to users and potential exposure to the Company.
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
As of September 30, 2025, only certain employees, all outside of the United States and representing approximately 36% of our headcount, are represented by various unions, works council and other collective bargaining groups. As of September 30, 2025, approximately 48% of those employees within these groups have collective bargaining power. Historically, the effects of collective bargaining and other similar labor agreements have not been significant. However, if a larger number of Embecta’s employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, the effect could be significant.

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
Embecta’s operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse (including anti-kickback and false claims laws), import and export control, product safety and efficacy, employment, privacy and cybersecurity, financial transparency, conflict minerals and other areas. Violations of these laws can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in healthcare programs such as Medicare and Medicaid. Environmental laws, particularly with respect to the emission of greenhouse gases, such as taxes on fuel and energy, to mitigate the impacts of climate change, are becoming more stringent throughout the world, including tightening emissions standards, which may increase Embecta’s costs of operations or necessitate closures of or changes to its manufacturing plants or processes or those of its suppliers, or result in liability to Embecta. For example, Embecta’s operations and facilities may become subject to formal or informal scrutiny, audit, or enforcement actions or proceedings for noncompliance with environmental laws related to substances released into the environment. Such matters are typically resolved with regulatory authorities through commitments to compliance, abatement, or remediation programs, and, in some cases, payment of penalties or fines. The U.S. and international governments have increasingly been regulating perfluorooctane sulfonate, perfluorooctanoic acid, and/or other per- and poly-fluoroalkyl substances. These regulations include tightening emission standards and limits as to the presence of certain compounds. As a result of uncertainties associated with environmental regulations and required remediation activities, costs incurred to maintain our compliance or resolve or remediate any identified issues could have an adverse effect on our business, results of operations and cash flows.

Embecta is also subject to various laws and regulations relating to the safety and effectiveness of medical devices, including relating to design, development and manufacturing, product traceability and record keeping procedures, product complaints, complaint reporting, recalls and field safety corrective actions, advertising and promotion and clinical trials and post-market studies with respect to its products. Failure to comply with these laws may result in enforcement actions by the FDA or other similar national and international regulatory agencies and other liability to Embecta. The enactment of additional laws or changes in existing laws may increase compliance costs or otherwise adversely impact Embecta’s operations.
Embecta is also subject to numerous post-marketing regulatory requirements, which include, but are not limited to, quality system regulations related to the manufacture of its devices, labeling regulations, and medical device reporting regulations. The last of these regulations requires Embecta to report to the FDA or other similar regulatory agencies if its products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If Embecta fails to comply with present or future regulatory requirements that are applicable to it, it may be subject to enforcement action by the FDA, which may include any of the following sanctions:
•untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
•customer notification, or orders for repair, replacement, or refunds;
•voluntary or mandatory recall or seizure of our current or future products;
•administrative detention by the FDA or other similar regulatory agencies of medical devices believed to be adulterated or misbranded or otherwise in violation of other regulatory laws;
•operating restrictions, suspension or shutdown of production;
•refusing our requests for 510(k) clearance of new products, new intended uses or modifications to Embecta’s current products;
•rescinding 510(k) clearance or suspending that have already been granted; or
•criminal prosecution.
Other medical device regulations in countries that Embecta does business in vary substantially from country to country. We must obtain the requisite regulatory approvals, clearances, registrations, and certifications to comply with extensive safety and quality regulations in those countries. The time required to obtain these to market our products, including those related to the transition of our branding from BD to embecta labelled products, may be longer or shorter than those required for FDA clearance or approval, and the requirements may differ. For example, medical devices in the European Economic Area need to comply with specific requirements and affix the CE mark to their medical devices, often after the intervention of a Notified Body and the issuing of a CE Certificate of Conformity. In addition, the EU has adopted the EU Medical

Device Regulation (the “EU MDR”), which imposes stricter requirements for the marketing and sale of medical devices, including in the area of labeling requirements, clinical evidence requirements, quality systems and post-market surveillance. The EU MDR has been fully operational for previously approved self-certified medical devices (class I) since May 2021, and previously CE marked products must become compliant when their certification expires, with a transition period ending December 2027 for higher classification devices, or December 2028 for lower classification devices (i.e., class II and III). Additionally, the availability of EU notified body services certified to assist Embecta with validation of, and compliance with, the new requirements is limited, which may delay the marketing approval for some of Embecta's products under the EU MDR. Any such delays, any failure to meet these requirements, or the revocation or suspension of our regulatory approvals, clearances, registrations, or certifications could adversely impact our business in the EU, other non-EU regions that tie their product registrations to EU conformity requirements, or other foreign countries.
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
The Patient Protection and Affordable Care Act (the “Affordable Care Act”) substantially changed the way healthcare is financed by both government and private insurers. It also encourages improvements in the quality of healthcare products and services and significantly impacts the United States pharmaceutical and medical device industries by, among other things, imposing certain stringent compliance, recordkeeping, and reporting requirements on companies in various sectors of the life sciences industry, and enhanced penalties for non-compliance. The current U.S. administration has implemented a number of regulatory, policy, and personnel changes, including, but not limited to, the elimination, downsizing, and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants, each of which may be exacerbated by any future government shutdowns. The current administration has also changed the composition of, and guidance from, advisory panels on healthcare practices and government enforcement.
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

Changes in government funding for the FDA and other government agencies could affect their ability to obtain and retain key resources and personnel, properly administer medical device innovation, or prevent Embecta’s products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing routine business functions on which the operation of Embecta’s business relies, which could adversely affect its business.

Recent U.S. government shutdowns caused certain regulatory agencies, such as the FDA and the SEC, to furlough critical employees and stop critical activities. In addition, the U.S. government implemented substantial layoffs and workforce reductions in connection with recent federal government shutdown, which resulted in the suspension or delay of various government-funded programs. While the recent government shutdown has ended, there is no assurance that future government shutdowns will be avoided that affect government employees and contractors or government-funded programs. If there are any future government shutdowns, the ability of the FDA to review and approve or clear new products or to provide feedback on our programs, applications, and submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to obtain and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which we rely, such as the FDA and SEC, to operate and perform their duties as normal, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies may also slow the time necessary for our operations, facilities, products, submissions, and applications to be reviewed, approved, or cleared by the necessary government agencies, which could adversely affect our business, financial condition and results of operations. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the medical device industry, transparency in decision making and ultimately the cost and availability of medical devices and our products. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if futuregovernment shutdown occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, there remains substantial uncertainty as to how the current U.S. administration will seek to or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and the commercial prospects for our separation activities, operations, and business may be harmed and our ability to generate revenue may be adversely affected.
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
Furthermore, AI-based solutions, including generative AI, are increasingly being used in the medical device industry, including by Embecta, with the expectation to use such systems and tools that incorporate AI-based technologies in the future for internal and external purposes. The use of AI solutions, such as ChatGPT, Co-Pilot, Grammarly, and Transvoyant by Embecta’s employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of Embecta’s internal policies, data protection or other applicable laws, or contractual requirements. The misuse of AI solutions could also result in unauthorized access and use of personal data of Embecta’s employees, clinical and other trial and research participants, collaborators, or other third parties. In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Evolving rules, regulations, and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, services and solutions to comply with U.S. and non-U.S. rules and regulations, the nature of which cannot be determined at this time and may be inconsistent from jurisdiction to jurisdiction. As a result of the growing worldwide availability and release of AI-based technologies, there is a global trend towards more regulation and several jurisdictions where we operate or may intend to operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data. These include, but are not limited to, the European Union’s AI Act, the U.S. executive administration’s AI Action Plan and other Executive Orders on AI, and the various AI laws enacted in certain States within the U.S. These regulations are aimed at the ethical use, privacy, and security of AI and the data it processes and may impose significant requirements and costs on how we deploy and use AI, handle data and comply with these current and future regulations, and any changes or amendments thereto. While we attempt to identify and mitigate ethical and legal issues presented by the use of AI, we may be unsuccessful in identifying or resolving issues before they arise. Failure to appropriately respond to this evolving landscape may also result in legal liability, fines, penalties, regulatory action, loss of data or trade secrets or other intellectual property, brand and reputational harm, or lead to outcomes with unintended biases or other consequences. On the other hand, if Embecta is unable to use AI, it could make our business less efficient and result in competitive disadvantages. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
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

Another global pandemic like COVID-19, including due to new variants of the virus for which current vaccines may not be effective, and public health measures could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. This could significantly impact our supply chain if the manufacturing plants that produce our products or product components, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize our products, are disrupted, temporarily closed, or experience worker shortages for a sustained period of time. These future developments, which are highly uncertain and cannot be predicted with confidence could adversely affect Embecta's financial condition.
Risks Related to the Separation from BD
Embecta has a limited history of operating as an independent company, and its historical financial information may not be a reliable indicator of its future results.
Generally, prior to the Separation, Embecta’s working capital requirements and capital for its general corporate purposes, including capital expenditures and acquisitions, were historically satisfied as part of the corporate-wide cash management policies of BD. On a going forward basis, Embecta’s results of operations and cash flows may be more volatile, and it may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
Prior to the Separation, Embecta’s business was operated by BD as part of its broader corporate organization, rather than as an independent company. BD or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. The historical financial results for the periods prior to the Separation reflect allocations of corporate expenses from BD for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.
Embecta’s business shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with BD. While we have sought to minimize the impact on Embecta when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future. While Embecta has entered into transition agreements that govern certain commercial and other relationships between it and BD, those arrangements may not capture the benefits to Embecta's business that resulted from being integrated with the other affiliates of BD.
Prior to the Separation, Embecta’s business utilized the advantage of BD’s overall size and scope to procure more advantageous arrangements. As a standalone company, Embecta may be unable to obtain similar arrangements to the same extent as BD did, or on terms as favorable as those BD obtained, prior to completion of the Separation.
The cost of capital for Embecta’s business may be higher than when Embecta was integrated with BD and leveraged BD’s cost of capital.
Other significant changes may occur in Embecta’s cost structure, management, effective tax rate, financing and business operations as a result of operating as a company separate from BD.
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
Embecta may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the ongoing transition and separation activities may demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing Embecta’s business; (2) Embecta may be more susceptible to market fluctuations, and other adverse events than if it were still a part of BD because Embecta’s business is less diversified than BD’s businesses prior to the completion of the Separation; (3) as a standalone company, Embecta may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those BD obtained prior to completion of the Separation; (4) under the terms of the tax matters agreement that Embecta entered into with BD, it is restricted from taking certain actions that could cause the distribution or certain related transactions to fail to qualify as tax-free to BD and BD shareholders, or could result in certain other taxes to BD; and (5) the contractual arrangements between Embecta and BD are on less favorable terms than the prior existing intercompany arrangements from which Embecta benefited, and such arrangements may be inadequate to provide for the ongoing operation and growth of Embecta’s business. If Embecta fails to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on its competitive position, business, financial condition, results of operations and cash flows.
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
Embecta’s ability to effectively manage and operate its business depends significantly on the services provided by BD. For example, Embecta relies on the services provided by BD to meet its financial reporting and other obligations. This includes relying on certain services from BD for material financial consolidation and reporting design and operation disclosure controls and procedures.
Once all the transaction agreements, or any extensions thereto, expire or terminate, if Embecta is unable to extend or replace the services that BD currently provides to it under these transaction agreements, until it is able to extend such services, complete the steps necessary to perform these services itself or otherwise materially replace these services on substantially similar terms and conditions, Embecta may not be able to effectively operate its business or maintain effective financial and management controls and reporting systems. This could impair Embecta’s ability to effectively sell, distribute and commercialize its products, generate revenue, comply with local regulatory regulations, meet SEC reporting obligations and internal control over financial reporting, maintain its stock exchange listing, service its existing indebtedness and comply with the debt covenants under its existing indebtedness. Any such occurrence may have a material adverse effect on Embecta’s business, financial condition and results of operations.
In addition, Embecta may not be successful in timely, effectively or efficiently implementing these services, including regulatory support. Embecta will continue to engage in the process of creating its own, or engaging third parties separate from BD, to provide services to replace many of the services that BD currently provides to Embecta once the transaction agreements, or any extensions thereto, expire or are terminated. Embecta expects this process to be complex, time-consuming and costly. The failure to implement the new services successfully and cost-effectively could disrupt Embecta’s business operations, including entering into new agreements, selling or delivering products in certain jurisdictions, complying with financial reporting and other obligations and performing administrative or other services on a timely basis, which could adversely affect Embecta’s financial condition and results of operations. In addition, Embecta’s costs for the operation of these services may be higher than the amounts reflected in its historical combined financial statements.
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
Embecta has historically marketed its products using the “BD” name and logo, which is a globally recognized brand with a strong reputation for high-quality products among people with diabetes and Embecta’s distributors. Under the terms of the agreements entered into with BD in connection with the Separation and Distribution, Embecta received a temporary license to use the “BD” and “Becton Dickinson” name and logo on its products and marketing, certain legal entities and relevant regulatory registrations. Following the expiration of this license, Embecta will be required to rebrand and update, as applicable, its products and marketing, manufacturing, supply chain, and regulatory registrations and licenses using the

“Embecta” name or other names and marks and remove the “BD” name and logo on its products and marketing, registrations and licenses. While we have officially launched our brand transition from the "BD" name and logo in the U.S. and Canada, the remaining launches worldwide are planned to occur in phases, and these new names and brands may not benefit from the same recognition and association with product quality as the BD name, which could adversely affect Embecta’s ability to attract and maintain its customers and end users, who may prefer to use products with a stronger brand identity.
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
Embecta currently has approximately $1,417 million in aggregate principal amount of indebtedness outstanding as of September 30, 2025 (not including undrawn commitments of $500 million under its revolving credit facility). Embecta may also incur additional indebtedness in the future.
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
Pursuant to the Separation and Distribution Agreement and certain other agreements Embecta entered into with BD in connection with the separation and distribution, BD agreed to indemnify Embecta for certain liabilities, and Embecta will agree to indemnify BD for certain liabilities as discussed further in Note 3 “Third Party Arrangements and Related Party Disclosures” and Note 18 “Leases” in the notes to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Indemnities that Embecta will be required to provide BD could negatively affect Embecta’s business, particularly with respect to indemnities provided in the tax matters agreement.
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
We cannot predict the prices at which shares of Embecta common stock may trade. Given the competitiveness of the life sciences and medical device industry, the prices at which shares of Embecta common stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. This volatility could negatively impact Embecta’s ability to raise additional capital or utilize equity as consideration in any acquisition transactions Embecta may pursue, and could make it more difficult for existing stockholders to sell their shares of the common stock at a price they consider acceptable or at all. The market price of Embecta common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in Embecta’s operating results, including those associated with the Business Continuity Processes;
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
•changes to the global trade, regulatory, and legal environment under which Embecta operates;
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We rely on industry-standard software applications, IT systems, computing infrastructure, enterprise resource planning systems, and cloud service providers (collectively referred to as "Information Systems") to perform essential operations. Many of these systems are managed, hosted, provided, or utilized by third parties, to support our business activities.
We have implemented administrative, physical, and technical safeguards and processes to assess, identify, and manage material risks from known cybersecurity, information, or data security risks and threats to our Information Systems and operations. However, our Information Systems could be disrupted, degraded, destroyed, or manipulated intentionally or accidentally by our employees, third parties with authorized access, or cyber threat actors, which could negatively and adversely impact key business processes. The size and complexity of our Information Systems, as well as those of our third-party providers, make them potentially vulnerable to such service interruptions. Additionally, we and our third-party providers have experienced and expect to continue experiencing phishing attempts, network scanning attempts, and other unauthorized access attempts to our computers, Information Systems, networks, and devices. These increasingly sophisticated attacks are carried out by groups and individuals with various motives and expertise, including, but not limited to, state and quasi-state actors, criminal groups, hackers, and others. Such attacks could result in the loss of confidentiality, integrity, and/or availability of our data and Information Systems.

Security risks to both the Company and its customers’ data and information are continuously evaluated and monitored. We actively monitor security 24 hours a day and seven days a week through our global Security Operations Center. We have implemented a multi-layered defense-in-depth approach using technologies that meet or exceed industry standards. Additionally, we expect our vendors to adhere to our data privacy and security standards and we evaluate their ability to comply as part of our vendor assessment process. This includes assessing internal and external threats to the security, confidentiality, integrity, and availability of Embecta and third party provider data and systems, as well as other risks to our operations. Embecta utilizes the ISO 27001 and 42001 frameworks, which incorporates the National Institute of Standards and Technology and Center for Internet Security frameworks, and various risk management frameworks to proactively evaluate its cybersecurity controls, risks, and overall program effectiveness against emerging risks including AI. As part of our risk management process, we engage external providers to conduct periodic internal and external penetration testing and security assessments. Additionally, under our third-party risk management program, we assess vendor cybersecurity risks, including those associated with our cloud vendors and other third-parties. We maintain security and privacy policies and procedures that align with industry-standard control frameworks and comply with applicable regulatory requirements, laws, and standards. Enterprise cybersecurity policies undergo an annual review and approval by our Information Security Risk Committee (“ISRC”).
Embecta has established a Cyber Security Incident Response Team, a cross-functional team composed of representatives from our Information Technology, Information Security, Research and Development, Privacy, Legal, and Human Resources groups. This team is responsible for the response to security threats by implementing our detailed incident response plan. Our incident response plan includes processes, procedures, and playbooks for assessing potential internal and external threats, developing remediation plans, and facilitating post-incident recovery; all designed to safeguard the confidentiality, integrity and availability of both Company and customer data.
Governance
Cybersecurity risk management is integrated into our broader Enterprise Risk Management (“ERM”) framework to promote a Company-wide culture of awareness and proactive risk management. Our ERM framework is overseen by the Audit Committee and Board of Directors. Our Chief Information Officer ("CIO") and Vice President, CISO & IT Infrastructure and Security ("VP IT") are responsible for updating the Audit Committee and Board of Directors on Embecta’s cyber risk. The CIO and VP IT have oversight of cybersecurity strategy, policy, standards, architecture, and processes that protect Embecta’s enterprise network, Information Systems and information assets, and product technologies. The ISRC oversees our cybersecurity governance and manages various controls, ensuring accountability at all levels of the organization, including senior management and the executive leadership team. The ISRC meets quarterly, oversees enterprise and cybersecurity risk management and reports to the ERM team and the Audit Committee. These committees receive updates on cybersecurity-related topics throughout the year including any major cybersecurity incidents. Additionally, the Board of Directors receives periodic updates on information security and cybersecurity matters from our CIO and VP IT.
Our information security organization is led by our VP IT, who has over fifteen years of relevant experience, serving in various IT leadership roles within the medical device and medical technology industry. The VP IT is responsible for all aspects of our cybersecurity program, including cybersecurity engineering and architecture, cybersecurity operations, monitoring, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our VP IT reports to our CIO, who brings over 30 years of diverse strategic and operational experience in IT management, process leadership, digital, and technology modernization. Our CIO reports to the Chief Financial Officer.
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
Item 3. Legal Proceedings.
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violations of United States and foreign health regulation and privacy laws and related regulations, as well as claims or litigation relating to product liability, intellectual property, breach of contract and tort, environmental, securities and employment matters. We operate in multiple jurisdictions and, as a result, claims in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. There can be no assurance as to the ultimate outcome of a legal proceeding; however, we intend to defend vigorously against any pending or future claims and litigation, other than matters deemed appropriate for settlement. We accrue a liability for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. As of September 30, 2025, we were not a party to or subject to any material proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Embecta’s common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "EMBC". As of October 31, 2025, there were approximately 6,000 stockholders of record. This number does not include beneficial owners who hold Embecta's common stock in nominee or "street name" accounts through brokers or banks.
During the fiscal year ended September 30, 2025, Embecta did not repurchase any of its outstanding common stock.
Dividends
1.On November 26, 2024, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on December 18, 2024 to stockholders of record at the close of business on December 6, 2024.
2.On February 6, 2025, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on March 14, 2025 to stockholders of record at the close of business on February 28, 2025.
3.On May 9, 2025, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on June 13, 2025 to stockholders of record at the close of business on May 28, 2025.
4.On August 8, 2025, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend was paid on September 15, 2025 to stockholders of record at the close of business on August 29, 2025.
5.On November 25, 2025, Embecta's Board of Directors declared a quarterly dividend of $0.15 for each issued and outstanding share of Embecta's common stock. The dividend is payable on December 18, 2025 to stockholders of record at the close of business on December 5, 2025.

Performance Graph
The following graph compares the cumulative total stockholder returns for the period from the Separation Date of April 1, 2022 to September 30, 2025 for (i) Embecta's common stock; (ii) the Nasdaq Composite Index; and (iii) the S&P Smallcap 600 Health Care Index. The graph assumes an investment of $100 on April 1, 2022 through the last trading day of the year ended September 30, 2025. The calculation of cumulative stockholder return includes reinvestment of dividends in the common stock and in each index. The performance shown is not necessarily indicative of future performance.
Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not sell any unregistered equity securities during the three months ended September 30, 2025.
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
Global Trade. The current global economic environment has been recently influenced by rapidly changing new tariff policies instituted by the United States government and foreign governments. As a global company that both imports raw materials and products into the U.S. and distributes raw materials and products originating from the U.S. to global manufacturing sites and markets, these new tariffs may have a financial impact on our cost of goods, our profit margins, our business generally and our global distribution strategy. These new tariffs may cause foreign governments and private purchasers to consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products resulting in the additional possibility that local manufacturers, brands and other competitors may engage in aggressive competitive pricing to take advantage of the uncertain global trade environment and transition customers away from global manufacturers, all of which may impact the Company’s business and operations.
Changes in Clinical Practice. Introduction of new drugs and increased penetration of oral and once-weekly anti-diabetic drugs (e.g., SGLT-2s, once-weekly insulin, GLP-1s and GLP-1 combination products) have delayed initiation of insulin therapy and contributed to less demand for our products. New drug therapies, including weekly insulin, are targeted to challenge the current diabetes treatment paradigm, including the frequency insulin is dosed (weekly vs. daily injections) and amount of insulin used. Additionally, insulin therapy in developed markets continues to transition to infusion pumps.
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

Recent Developments
We continue to face increases in the cost and disrupted availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. To date we have been able to successfully mitigate this disruption and provide uninterrupted supply to our customers by increasing our inventory levels and taking other measures. Given our global business, we expect recently announced tariffs will result in additional cost for us and our suppliers, and there is the potential that such tariffs may influence future decisions by foreign governments and private purchasers to source non-U.S., “locally” manufactured products instead of products originating from certain countries (including the U.S.) and that local manufacturers, brands and other competitors may engage in aggressive competitive pricing or other strategies to take advantage of the uncertain global trade environment and transition customers away from global manufacturers. Tariffs did not have a material impact on our fiscal year 2025 results. We will continue to monitor the evolving tariff environment and we will focus on optimizing operations and leveraging existing strategies to reduce the impact from tariffs.
On November 22, 2024, the Company's Board of Directors approved a plan to discontinue internal and external investment in the research and development of our patch pump program. As a result, the Company incurred organizational restructuring plan (the "Patch Pump Restructuring Plan") costs of $34.5 million during the year ended September 30, 2025. Restructuring actions associated with the Patch Pump Restructuring Plan to discontinue the patch pump program are substantially complete as of September 30, 2025. In addition, we discontinued our commercial operation plans for the insulin delivery system, including the previous intended limited launch. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
During the second quarter of fiscal year 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to streamline the organization and optimize resources. As a result, the Company incurred organizational restructuring plan costs of $3.5 million during the year ended September 30, 2025. The 2025 Restructuring Plan is substantially complete as of September 30, 2025.
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the conflicts in the Middle East and Houthi attacks on commercial shipping vessels and other naval vessels. As of November 25, 2025, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business. See Item 1A of this Annual Report on Form 10-K for further details.
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

Results of Operations
For a discussion of Results of Operations of fiscal year 2024 compared to fiscal year 2023 see our Annual Report on Form 10-K for the year ended September 30, 2024.
For the fiscal years ended September 30, 2025 and 2024, our Consolidated Statements of Income are as follows:

	2025	2024
Revenues	$1,080.4	$1,123.1
Cost of products sold	403.6	387.9
Gross Profit	676.8	735.2
Operating expenses:
Selling and administrative expense	332.0	365.1
Research and development expense	37.3	78.8
Other operating expenses	65.4	124.5
Total Operating Expenses	434.7	568.4
Operating Income	242.1	166.8
Interest expense, net	(107.3)	(112.3)
Other income (expense), net	1.5	(10.3)
Income Before Income Taxes	136.3	44.2
Income tax provision (benefit)	40.9	(34.1)
Net Income	$95.4	$78.3

Net Income per common share:
Basic	$1.64	$1.36
Diluted	$1.62	$1.34
Year Ended September 30, 2025 Summary (on a comparative basis)
Key financial results for the year ended September 30, 2025 were as follows:
•Revenue decreased by $42.7 million to $1,080.4 million from $1,123.1 million;
•Gross profit decreased by $58.4 million to $676.8 million, compared to $735.2 million. Gross profit as a percent of revenue was 62.6%, as compared to 65.5% in the prior year comparative period;
•Operating income increased by $75.3 million to $242.1 million from $166.8 million; and
•Net income increased by $17.1 million to $95.4 million from $78.3 million.
Revenues
Our revenues decreased by $42.7 million, or 3.8%, to $1,080.4 million for the year ended September 30, 2025 as compared to revenues of $1,123.1 million for the year ended September 30, 2024. Changes in our revenues are driven by the volume of goods that we sell, the prices we negotiate with customers, and changes in foreign exchange rates. The decrease in reported revenues was primarily driven by $52.9 million of unfavorable changes in volume and $3.5 million associated with the negative impact of foreign currency translation primarily due to the strengthening of the U.S. dollar. This was partially offset by a $6.9 million increase in contract manufacturing revenues related to sales of non-diabetes products to BD, $4.8 million of favorable changes in gross-to-net adjustments attributed to the recognition of higher incremental Italian payback accruals in fiscal year 2024 as compared to fiscal year 2025, and a $2.0 million increase associated with favorable changes in price. See Item 1A of this Annual Report on Form 10-K for further details.
Cost of products sold
Cost of products sold increased by $15.7 million, or 4.0%, to $403.6 million for the year ended September 30, 2025 as compared to $387.9 million for the year ended September 30, 2024. Cost of products sold as a percentage of revenues were 37.4% for the year ended September 30, 2025 as compared to 34.5% for the year ended September 30, 2024. The increase in cost of products sold was primarily driven by the impact of net changes from profit in inventory adjustments period over period and non-cash asset impairment charges recorded to write down the carrying value of certain property and equipment as a result of the Company's Patch Pump Restructuring Plan. This was partially offset by lower volumes in fiscal year 2025 compared to fiscal year 2024.
Selling and administrative expenses
Our selling and administrative expenses decreased by $33.1 million, or 9.1%, to $332.0 million for the year ended September 30, 2025 as compared to $365.1 million for the year ended September 30, 2024. The decrease year over year was primarily driven by lower TSA and LSA costs with BD in addition to lower compensation expense recognized in fiscal year 2025.
Research and development expenses
Our research and development expenses decreased by $41.5 million, or 52.7%, to $37.3 million for the year ended September 30, 2025 as compared to $78.8 million for the year ended September 30, 2024. The decrease was primarily driven by a reduction in payments made in connection with the development of our insulin patch pump program in fiscal year 2025 as compared to fiscal year 2024, given the discontinuation of the patch pump program.
Other operating expenses
Other operating expenses are as follows:

	Twelve months ended September 30,
	2025	2024
Costs related to the Separation	$31.3	$110.8
Amortization of cloud computing arrangements	10.4	6.3
Costs associated with the discontinued patch pump program	15.7	—
Business optimization and severance related costs	7.3	7.4
Other	0.7	—
Total	$65.4	$124.5
Other operating expenses incurred primarily consist of the following:
•Accounting, auditing, legal services, marketing, supply chain, employee retention, costs associated with the implementation of our new ERP system and other Interim Business Continuity Processes, costs associated with brand transition, and certain other costs to establish certain stand-alone functions to assist with the transition to being a stand-alone entity;
•Restructuring related costs associated with the optimization of certain business functions as we transition to being a stand-alone entity;
•Severance and contract termination costs associated with the discontinued patch pump program; and
•Costs recognized associated with the amortization of cloud computing arrangements.
Interest expense, net
Interest expense, net decreased to $107.3 million for the year ended September 30, 2025, from $112.3 million for the year ended September 30, 2024 primarily driven by lower debt levels and lower short-term interest rates in the current period as compared to the prior period. We are unable to predict future Federal Reserve interest rate decisions and the impact to interest expense on our variable rate debt. See "Liquidity and Capital Resources" below and Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further description of our long-term debt.
Other income (expense), net
Other income (expense), net was $1.5 million and $(10.3) million for the years ended September 30, 2025 and 2024, respectively. The income generated in fiscal year 2025 was primarily attributed to favorable impacts from foreign exchange. The costs incurred for fiscal year 2024 were primarily attributed to amounts due to BD for income taxes payable incurred in deferred jurisdictions where BD is considered the primary obligor and the unfavorable impacts from foreign exchange.

Income tax provision (benefit)
Income tax provision (benefit) increased to $40.9 million for the year ended September 30, 2025 from $(34.1) million for the year ended September 30, 2024. This increase was primarily due to the absence of 2024 tax benefits from the recognition of deferred tax assets related to tax reform in Switzerland, the absence of 2024 tax benefits from the reduction of withholding tax accruals on unremitted foreign earnings resulting from the expiration of certain stock ownership holding period requirements, fewer nontaxable items of income and the correlative tax impacts of these changes on higher overall earnings in 2025. This was partially offset by tax benefits from tax return true ups for tax filings made during 2025.
See Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further description of our provision for income taxes.
LIQUIDITY AND CAPITAL RESOURCES
For discussion on Liquidity and Capital Resources pertaining to the fiscal years 2024 and 2023 see our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
In March 2022, Embecta entered into a credit agreement, providing for a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029 and a Revolving Credit Facility in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. The interest rate on the Term Loan is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. Principal and interest payments on the Term Loan began on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity. Principal amounts repaid under the Term Loan may not be reborrowed by us. The Company may from time to time voluntarily prepay the Term Loan in whole or in part without premium or penalty subject to certain exceptions. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, initially at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2025, no amount has been drawn on the Revolving Credit Facility.
Additionally, Embecta has outstanding $200.0 million of senior secured notes (the "6.75% Notes"), which carry an interest rate of 6.75% and are due February 2030. Interest payments on the 6.75% Notes are due semi-annually in February and August until maturity. Interest payments began in August 2022.
The following is a summary of Embecta's total debt outstanding as of September 30, 2025:

Term Loan	$716.8
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,416.8
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(18.6)
Long-term debt	$1,388.7

The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2026	$9.5
2027	9.5
2028	9.5
2029	688.3
2030	700.0
Thereafter	—
Certain measures relating to our total debt outstanding as of September 30, 2025 were as follows:

Total debt	$1,398.2

Short-term debt as a percentage of total debt	0.7%
Weighted average cost of total debt	6.4%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
During the year ended September 30, 2025 , the Company paid an aggregate principal amount of approximately $184.6 million on the Term Loan, of which $175.1 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Consolidated Statements of Income.
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
For additional information related to the Company's debt related activities, refer to Note 12 within the Notes to Consolidated Financial Statements within this Form 10-K.
Leases
Maturities of our finance lease and operating lease liabilities as of September 30, 2025 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2026	3.7	5.9	9.6
2027	3.8	2.6	6.4
2028	3.9	2.0	5.9
2029	3.9	2.1	6.0
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$47.6	$20.1	$67.7
For additional information related to our leases, refer to Note 18 within the Notes to Consolidated Financial Statements of this Form 10-K.

Receivables Sale Agreement
During the third quarter of fiscal year 2025, the Company entered into a trade receivables sale agreement with a third-party financial institution to sell certain trade receivables of the Company at a discount on an uncommitted basis. These trade receivable sales are accounted for as a sale of assets, as the Company's continuing involvement is limited to servicing the accounts receivables. The Company receives the sales price, equal to the trade receivable less the applicable discount, at the time of sale.
In connection with the Company's receivables sale agreement, $63.2 million of trade receivables were sold during fiscal year 2025, resulting in derecognition of the receivables from the Company's Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Consolidated Statements of Income. The cash received on the sale of trade receivables during fiscal year 2025 is presented in changes in trade receivables, net within operating activities in the Consolidated Statement of Cash Flows.
Access to Capital and Credit Ratings
In May 2025 and June 2025, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates and reaffirmed our preexisting credit ratings. Our Moody's Investors Services credit rating is B1 and our Standard & Poor's Rating Services credit rating is B+.
Cash and equivalents and restricted cash were $228.6 million as of September 30, 2025 as compared to $274.2 million as of September 30, 2024.
The primary sources and uses of cash that contributed to the $45.6 million decrease were:

September 30, 2024 Cash and equivalents and restricted cash balance	$274.2
Cash provided by operating activities	191.7
Cash used for investing activities	(9.3)
Cash used for financing activities	(226.7)
Effect of exchange rate changes on cash and equivalents and restricted cash	(1.3)
September 30, 2025 Cash and equivalents and restricted cash balance	$228.6
Net cash provided by operating activities was primarily attributable to:

Net income	$95.4
Non-cash adjustments related to depreciation and amortization, impairment of property, plant, and equipment, stock-based compensation, and deferred income taxes	120.0
Change in in accounts payable and accrued expenses	(68.9)
Change in trade receivables	44.2
Change in inventories	(6.1)
Change in amounts due from/due to Becton, Dickinson and Company	25.3
Change in prepaid expenses and other	8.5
Change in income and other net taxes payable	(28.1)
Change in other assets and liabilities, net	1.4
Net cash provided by operating activities	$191.7
The change in accounts payable and accrued expenses is primarily due to timing attributable to payments to vendors.
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
Net cash used for investing activities was comprised of capital expenditures of $9.3 million for the fiscal year to support our business and operations.
Net cash used for financing activities was primarily attributable to:

Dividend payments	(35.0)
Payments on long-term debt	(184.6)
Payments related to tax withholding for stock-based compensation	(5.7)
Payments on finance lease	(1.4)
Net cash used for financing activities	$(226.7)
Contractual Obligations
Our contractual obligations as of September 30, 2025, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced.
As of September 30, 2025, total payments due for purchase obligations and lease obligations aggregate to approximately $143 million and $68 million, respectively. Contractual obligations due within the next twelve months approximate $108 million related to purchase commitments and $10 million related to lease obligations.
Critical Accounting Policies
The following discussion supplements the descriptions of our accounting policies contained in Note 2 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Financial Statements and Supplementary Data. The preparation of the Consolidated Financial Statements requires management to use estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Some of those judgments can be subjective and complex and, consequently, actual results could differ from those estimates. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. Actual results that differ from management’s estimates could have an unfavorable effect in our Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:
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
From time to time, the Company engages in transactions in which tax consequences may be subject to uncertainty. The Company conducts business and files tax returns in numerous jurisdictions based on its interpretation of tax laws and regulations. In evaluating the Company’s tax provision, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on the technical merits. The Company’s policy is to recognize, when applicable, interest and penalties related to income taxes as part of income tax expense.
Additional disclosures regarding our accounting for income taxes are provided in Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cautionary Statements Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows), restructuring expenses and charges, and statements regarding Embecta’s strategy for growth and paying down debt, the Patch Pump Restructuring Plan, the 2025 Restructuring Plan, expectations related to the impact of incremental tariffs, brand transition, future product development, anticipated product and regulatory clearances, approvals, and launches, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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

•Embecta’s ability to obtain clearance from the FDA or foreign regulatory authorities of any product, to market and sell such products successfully, to anticipate the needs of people with diabetes, and future business decisions by Embecta and its competitors.
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
•The expectations related to the costs, profitability, timing and the estimated financial impact of, and charges associated with, the Patch Pump Restructuring Plan and the 2025 Restructuring Plan.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In addition to the items noted below, the information required by this item is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 2, 12 and 16 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
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
Interest Rate Risk
Debt - Our interest rate risk as of September 30, 2025 relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at September 30, 2025, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $7.1 million on an annualized basis. To the extent we borrow on our revolving credit facility, we will be subject to risks related to changes in SOFR. Refer to Note 12 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Embecta Corp. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2025 expressed an unqualified opinion thereon.
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

Estimation of variable consideration for revenue recognition

Description of the Matter
As discussed in Note 2 and 7 of the consolidated financial statements, the Company’s revenue recognition involves estimates of variable consideration, such as chargebacks, which are treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on contractual terms, historical practices and current trends, and are adjusted as new information becomes available. Factors considered in the estimate of the chargeback liability include the estimated lag time between the sale of product and the payment of corresponding variable consideration.
Auditing management’s estimate for the chargeback liability attributable to the lag time between the sale of product and the payment of corresponding variable consideration is significant to our audit as the related impact on revenue recognition is material and sensitive to change. The estimate of the liability attributable to the estimated lag time by management is sensitive to changes in historical practices and current trends, which involves judgment and estimation to determine the impact of these assumptions on the deductions to gross revenues, and therefore requires a higher degree of auditor judgement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating variable consideration, including management’s review process of the chargeback liability related to the estimated lag time and the significant assumptions and data utilized in the calculations.
Our audit procedures included, among others, evaluating the methodology and assumptions used by management in developing the estimate for the chargeback liability attributed to the lag time. This included testing the completeness and accuracy of the historical underlying data, the calculation of the liability, and performing a sensitivity analysis on management’s estimate of the historical claim acceptance rate to evaluate the impact on the chargeback liability. We tested payments for chargeback claims throughout the year and performed a retrospective analysis of claims paid subsequent to the balance sheet date.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2021.
New York, New York
November 25, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Embecta Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Embecta Corp’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Embecta Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 25, 2025 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
New York, New York
November 25, 2025

Consolidated Statements of Income
Embecta Corp.
Years Ended September 30

	2025	2024	2023

Revenues	$1,080.4	$1,123.1	$1,120.8
Cost of products sold	403.6	387.9	370.9
Gross Profit	$676.8	$735.2	$749.9
Operating expenses:
Selling and administrative expense	332.0	365.1	341.3
Research and development expense	37.3	78.8	85.2
Impairment expense	—	—	2.5
Other operating expenses	65.4	124.5	99.4
Total Operating Expenses	$434.7	$568.4	$528.4
Operating Income	$242.1	$166.8	$221.5
Interest expense, net	(107.3)	(112.3)	(107.0)
Other income (expense), net	1.5	(10.3)	(8.8)
Income Before Income Taxes	$136.3	$44.2	$105.7
Income tax provision (benefit)	40.9	(34.1)	35.3
Net Income	$95.4	$78.3	$70.4

Net Income per common share:
Basic	$1.64	$1.36	$1.23
Diluted	$1.62	$1.34	$1.22

See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	49

Consolidated Statements of Comprehensive Income
Embecta Corp.
Years Ended September 30

	2025	2024	2023

Net Income	$95.4	$78.3	$70.4
Other Comprehensive Income, net of tax
Benefit plan net gain (loss) and prior service credit, net of amortization	0.2	(1.7)	(1.6)
Cumulative translation adjustment	5.8	18.0	17.4
Total Other Comprehensive Income, net of tax	$6.0	$16.3	$15.8
Comprehensive Income	$101.4	$94.6	$86.2
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	50

Consolidated Balance Sheets
Embecta Corp.
September 30

	2025	2024
Assets
Current Assets
Cash and equivalents	$225.5	$267.5
Restricted cash	3.1	6.7
Trade receivables, net (net of allowance for doubtful accounts of $1.8 million and $2.8 million as of September 30, 2025 and September 30, 2024, respectively)	145.6	193.0
Inventories:
Materials	50.0	40.4
Work in process	11.7	4.8
Finished products	116.9	126.3
Total Inventories	$178.6	$171.5
Amounts due from Becton, Dickinson and Company	3.3	53.8
Prepaid expenses and other	75.3	68.5
Total Current Assets	$631.4	$761.0
Property, Plant and Equipment, Net	257.2	290.4
Goodwill and Intangible Assets	22.4	23.7
Deferred Income Taxes and Other Assets	179.9	210.2
Total Assets	$1,090.9	$1,285.3
Liabilities and Equity
Current Liabilities
Accounts payable	$74.2	$91.0
Accrued expenses	98.9	134.2
Amounts due to Becton, Dickinson and Company	16.3	42.5
Salaries, wages and related items	49.4	66.7
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.4	3.4
Income taxes	9.8	26.7
Total Current Liabilities	$261.5	$374.0
Deferred Income Taxes and Other Liabilities	62.6	54.1
Long-Term Debt	1,388.7	1,565.3
Non Current Finance Lease Liabilities	28.7	30.2
Contingencies (Note 6)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 58,496,113 as of September 30, 2025 and 57,707,285 as of September 30, 2024	0.6	0.6
Additional paid-in capital	80.0	52.5
Accumulated deficit	(445.6)	(498.6)
Accumulated other comprehensive loss	(285.6)	(292.8)
Total Equity	$(650.6)	$(738.3)
Total Liabilities and Equity	$1,090.9	$1,285.3
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	51

Consolidated Statements of Equity
Embecta Corp.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2022	57,055,327	$0.6	$10.0	$(577.1)	$(324.9)	$(891.4)
Net income	—	—	—	70.4	—	70.4
Other comprehensive income, net of taxes	—	—	—	—	15.8	15.8
Stock-based compensation plans	—	—	21.5	—	—	21.5
Dividends declared ($0.60 per share)	—	—	—	(34.4)	—	(34.4)
Issuance of shares related to stock-based compensation plans	278,026	—	(3.6)	—	—	(3.6)
Balance at September 30, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)

Balance at October 1, 2023	57,333,353	$0.6	$27.9	$(541.1)	$(309.1)	$(821.7)
Net income	—	—	—	78.3	—	78.3
Other comprehensive income, net of taxes	—	—	—	—	16.3	16.3
Stock-based compensation plans	—	—	26.3	—	—	26.3
Dividends and dividend equivalents declared ($0.60 per share)	—	—	1.3	(35.8)	—	(34.5)
Issuance of shares related to stock-based compensation plans	373,932	—	(3.0)	—	—	(3.0)
Balance at September 30, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)

Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net income	—	—	—	95.4	—	95.4
Other comprehensive income, net of taxes	—	—	—	—	6.0	6.0
Stock-based compensation plans	—	—	31.6	—	—	31.6
Dividends and dividend equivalents declared ($0.60 per share)	—	—	1.6	(36.6)	—	(35.0)
Issuance of shares related to stock-based compensation plans	788,828	—	(5.7)	—	—	(5.7)
Separation-related adjustments	—	—	—	(5.8)	1.2	(4.6)
Balance at September 30, 2025	58,496,113	$0.6	$80.0	$(445.6)	$(285.6)	$(650.6)
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	52

Consolidated Statements of Cash Flows
Embecta Corp.
Years Ended September 30

	2025	2024	2023
Operating Activities
Net income	$95.4	$78.3	$70.4
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	40.7	36.2	32.6
Amortization of debt issuance costs	9.1	6.9	6.4
Amortization of cloud computing costs	10.4	6.3	—
Impairment of property, plant and equipment	10.6	—	2.5
Stock-based compensation	31.6	26.3	21.5
Deferred income taxes	17.6	(70.6)	14.3
Change in operating assets and liabilities:
Trade receivables, net	44.2	(174.7)	7.0
Inventories	(6.1)	(16.5)	(28.8)
Due from/due to Becton, Dickinson and Company	25.3	58.9	(23.2)
Prepaid expenses and other	8.5	39.5	(14.2)
Accounts payable, accrued expenses and other current liabilities	(68.9)	60.0	7.9
Income and other net taxes payable	(28.1)	13.2	(12.6)
Other assets and liabilities, net	1.4	(28.1)	(16.1)
Net Cash Provided by Operating Activities	$191.7	$35.7	$67.7
Investing Activities
Capital expenditures	(9.3)	(15.8)	(26.5)
Net Cash Used for Investing Activities	$(9.3)	$(15.8)	$(26.5)
Financing Activities
Payments on long-term debt	(184.6)	(34.6)	(9.5)
Payments related to tax withholding for stock-based compensation	(5.7)	(3.0)	(3.6)
Payments on finance lease	(1.4)	(1.3)	(1.2)
Dividend payments	(35.0)	(34.5)	(34.4)
Net Cash Used for Financing Activities	$(226.7)	$(73.4)	$(48.7)
Effect of exchange rate changes on cash and equivalents and restricted cash	(1.3)	1.2	3.1
Net Change in Cash and equivalents and restricted cash	$(45.6)	$(52.3)	$(4.4)
Opening Cash and equivalents and restricted cash	274.2	326.5	330.9
Closing Cash and equivalents and restricted cash	$228.6	$274.2	$326.5
See notes to the Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	53

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
Note 2 — Summary of Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions and accounts within Embecta have been eliminated.
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
Cash and Equivalents
Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Interest income on Cash and equivalents is recorded as earned, which is further discussed in Note 16.
Restricted Cash
Restricted cash consists of cash not readily available for use in the Company's operating activities and is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally, which are further discussed in Note 16.
Trade Receivables
The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The allowance for doubtful accounts represents the Company’s estimate of probable credit losses expected to be incurred over the life of its trade receivables and is determined based on historical loss experiences, current conditions, reasonable and supportable forecasts such as country or regional risks that are not captured in the historical loss information, and other specific account data such as customer specific credit risk. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s Consolidated Financial Statements.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is principally provided on the straight-line basis over estimated useful lives, which range from 20 to 45 years for buildings, 4 to 13 years for machinery and equipment and 1 to 20 years for leasehold improvements. Depreciation expense was $38.1 million in 2025, $34.9 million in 2024, and $31.5 million in 2023.
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
Capitalized Interest
The interest cost on capital projects is capitalized and included in the cost of the project. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. When no debt is incurred specifically for a project, interest is capitalized on project expenditures using the weighted average cost of the Company's outstanding borrowings. For the fiscal years ended September 30, 2025, 2024 and 2023 the Company capitalized $2.8 million, $3.7 million and $4.6 million of interest expense, respectively, into Property, Plant and Equipment, Net. For the fiscal years ended September 30, 2024 and 2023 the Company capitalized $0.1 million and $0.9 million of interest expense into Deferred Income Taxes and Other Assets, respectively. No interest expense was capitalized into Deferred Income Taxes and Other Assets during the fiscal year ended September 30, 2025.
Advertising Costs
Advertising costs are expensed as incurred and included in Selling and administrative expense. The Company recorded advertising costs of $16.2 million, $9.0 million, and $15.5 million in 2025, 2024, and 2023, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. The Company has one reporting unit. Goodwill is evaluated for impairment as of July 1 each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company completed the annual goodwill impairment test as of July 1, 2025 and concluded that no impairment to goodwill was necessary as the fair value of the Company's one reporting unit was significantly in excess of the carrying value.
No goodwill impairments were identified during the fiscal years ended September 30, 2025, 2024, or 2023. As of September 30, 2025 there are no accumulated impairment losses related to goodwill.
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
The Company recorded transactional foreign exchange gains of $1.2 million and losses of $4.4 million during the fiscal years ended September 30, 2025 and 2024, respectively. Transactional foreign exchange impacts were not material to the Company's Consolidated Statements of Income during the fiscal year ended September 30, 2023.
Shipping and Handling Costs
The Company considers its shipping and handling costs to be contract fulfillment costs and records them within selling and administrative expense. Shipping and handling costs were $40.8 million, $41.3 million, and $36.9 million in 2025, 2024, and 2023, respectively.
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
Benefit Plans
For certain defined benefit plans, the over funded or underfunded status of the Plan was recognized as an asset or liability in the Company's Consolidated Balance Sheets. Embecta sponsors certain non-U.S. defined benefit pension plans (See Note 19).
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
From time to time, the Company engages in transactions in which tax consequences may be subject to uncertainty. The Company conducts business and files tax returns in numerous jurisdictions based on its interpretation of tax laws and regulations. In evaluating the Company’s tax provision, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on the technical merits. The Company’s policy is to recognize, when applicable, interest and penalties related to income taxes as part of income tax expense.
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
The Company accounts for the tax effects of global intangible low-taxed income (“GILTI”) in the income tax provision in the period the tax arises.
Additional disclosures regarding the Company's accounting for income taxes are provided in Note 14.
Segment Data
The Company operates and reports its financial information as one segment. In making this determination, the Company (i) determines its Chief Operating Decision Maker (“CODM”), (ii) identifies and analyzes potential business components, (iii) identifies its operating segments and (iv) determines whether there are multiple operating segments requiring presentation as reportable segments. The Company’s decision to report as one segment is based upon the following: (1) its internal organizational structure; (2) the manner in which its operations are managed; and (3) the criteria used by the Company’s Chief Executive Officer, its CODM, to evaluate performance of the Company’s business and allocate resources and capital.
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
For lease arrangements that are recognized in the Company’s Consolidated Balance Sheets, the right-of-use asset and lease liability is initially measured at the commencement date based upon the present value of the lease payments due under the lease. These payments represent the combination of the fixed lease and fixed non-lease components that are due under the arrangement. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain the Company will exercise the option.
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

Sales and Transfers of Financial Instruments
The Company may discount and sell accounts receivables during the normal course of business. These receivables which are sold to a third party without recourse, are excluded from the amounts reported in the Consolidated Balance Sheets. The Company’s continuing involvement is limited to servicing the receivables. The cash proceeds received from such sales are included in operating cash flows. The expenses associated with the sale of receivables are recorded within Other operating expenses in the Consolidated Statements of Income. Additional disclosures regarding the Company's accounting for the sales of financial instruments are provided in Note 15.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates or assumptions affect reported assets, liabilities, revenues and expenses, depreciable and amortizable lives, sales returns and allowances, rebate accruals, restructuring costs, inventory reserves and taxes on income as reflected in the Consolidated Financial Statements. Actual results could differ from these estimates.
Supplemental Disclosures Of Cash Flow Information
Cash paid for interest related to debt during the fiscal year ended September 30, 2025, 2024 and 2023 was $103.8 million, $117.7 million and $111.0 million, respectively. Cash paid for income taxes, net of refunds, for the fiscal years ended September 30, 2025, 2024 and 2023 was $50.1 million, $29.1 million and $30.4 million, respectively.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments. This ASU is effective for the Company beginning with its fiscal year 2025 reporting and for interim reporting beginning with its fiscal year 2026. The Company adopted this ASU for the fiscal year beginning on October 1, 2024 on a retrospective basis for all periods presented. The adoption of the ASU did not have an impact on the Company’s consolidated financial condition or results of operations. See Note 8 for more information.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the Company beginning with its fiscal year 2026 reporting. While this ASU will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), to improve disclosures about an entity's expenses including more detailed information about the components of expenses in commonly presented expense captions. This ASU is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. While this ASU will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software. This ASU eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. This ASU is effective for the Company beginning with its fiscal 2029 reporting and permits prospective, modified prospective, or retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

Dollar amounts are in millions except per share amounts or as otherwise specified.	58

Note 3 — Third Party Arrangements
On April 1, 2022 (the "Separation Date"), Embecta and Becton, Dickinson and Company ("BD") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Embecta and BD (including certain deferred assets and liabilities) as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Embecta's business with Embecta and financial responsibility for the obligations and liabilities of BD’s remaining businesses with BD, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Embecta and BD of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Embecta’s and BD’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of BD’s business and Embecta’s business.
Agreements that Embecta entered into with BD that govern aspects of Embecta's relationship with BD following the Separation include, but are not limited to:
•Transition Services Agreements ("TSA") and Logistics Services Agreement ("LSA") - Pursuant to the TSA, as amended, and the related LSA, as amended, Embecta and BD and their respective affiliates provide each other, on an interim, transitional basis, various services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report (collectively, the “Interim Business Continuity Processes”). The agreed-upon charges for such services were generally intended to allow the servicing party to charge a price comprised of out-of-pocket costs and expenses and a predetermined profit in the form of a mark-up of such out-of-pocket costs and expenses. Specifically for the LSA, Embecta paid BD (i) reimbursable costs, including all shipping costs, selling costs, general administration costs, costs of goods, research and development services costs, and other income and expenses related solely to the diabetes care business, that were incurred by BD directly, as allocated costs or as costs payable to a third party and (ii) a monthly administrative fee of 1.0% of net revenue (which increased to 1.25% of net revenue after January 1, 2024). Such services provided pursuant to the TSA and the LSA have terminated and expired.
•Trade Receivables Factoring Agreements - Embecta and BD entered into trade receivables factoring agreements (the "Factoring Agreements"), under which Embecta transferred certain net trade receivable assets to BD, and paid a service fee calculated as 0.1% of annual revenues related to countries subject to the Factoring Agreements in exchange for the services provided by BD. Per the terms of the Factoring Agreements, the Company and its relevant subsidiaries sold receivables to the corresponding BD subsidiary in the same jurisdiction and such BD subsidiary collected the receivables from Company's customers. The BD subsidiary assumed the credit risk in respect of the receivables, and accordingly deducted a factoring fee from the purchase price of such receivables. Accordingly, Embecta accounted for the transfer as sales of trade receivables by recognizing an increase to Cash and equivalents and a decrease to Trade Receivables, net in the Consolidated Balance Sheets when proceeds from the transactions are received. The transfers are presented in the Consolidated Statements of Cash Flows as operating activities and the related service fee is presented as a component of Other income (expense), net in the Consolidated Statements of Income. The Trade Receivables Factoring Agreements have terminated and expired as a result of the Company's implementation and onboarding of certain systems and services, including, but not limited to, information technology, procurement, quality and regulatory affairs, medical affairs, tax and treasury services, distribution logistics, and shared services infrastructure support for order-to-cash, source-to-pay, and record-to-report, which, for clarity, includes enterprise resource planning (“ERP”) systems (“Business Continuity Processes”).
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

risks and losses associated with the related receivables when there was no factoring agreement in place. As such, Embecta recognized these sales on a gross basis. All distribution agreements have terminated and expired.
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
The amounts due from BD under the above agreements were $3.3 million and $12.2 million at September 30, 2025 and are reflected in Amounts due from Becton, Dickinson and Company and Trade receivables, net, respectively. The amount due to BD under these agreements was $16.3 million and $4.1 million at September 30, 2025 and are included in Amounts due to Becton, Dickinson and Company and Accounts payable, respectively.
As of September 30, 2025, the closing of the transfers of certain assets and liabilities in certain jurisdictions which did not occur at Separation, is complete.

Dollar amounts are in millions except per share amounts or as otherwise specified.	60

Note 4 — Business Restructuring Charges
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. As a result, the Company incurred organizational restructuring plan (the "Patch Pump Restructuring Plan") costs of $34.5 million during the twelve months ended September 30, 2025. This Patch Pump Restructuring Plan is substantially complete as of September 30, 2025. The Company plans to refocus its investment on its core business while looking to optimize free cash flow and strengthen its balance sheet by paying down debt.
During the second quarter of fiscal year 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to streamline the organization and optimize resources. As a result, the Company incurred organizational restructuring plan costs of $3.5 million during the twelve months ended September 30, 2025. The 2025 Restructuring Plan is substantially complete as of September 30, 2025.
The following table summarizes the charges related to the restructuring programs by type of cost for the period ended September 30, 2025:

	Employee Termination	Non-Employee Related	Total
Cost of products sold	$0.5	$6.3	$6.8
Selling and administrative expense	0.6	—	0.6
Research and development expense	6.8	4.7	11.5
Other operating expenses	14.1	5.0	19.1
	$22.0	$16.0	$38.0
Employee termination costs are associated with actual headcount reductions, including involuntary headcount reductions which were probable and could be reasonably estimated.
Non-employee related costs are associated with termination of contracts and long-lived asset impairments are discussed further in Note 16 and Note 17.
The following table summarizes the charges and spending relating to restructuring program activities for the period ended September 30, 2025:

	Employee Termination	Non-Employee Related	Total
Balance at September 30, 2024	$—	$—	$—
Charged to expense	22.0	16.0	38.0
Cash payments	(18.4)	(4.0)	(22.4)
Non-cash adjustments	(3.1)	(10.6)	(13.7)
Balance at September 30, 2025 (a)	$0.5	$1.4	$1.9
(a) As of September 30, 2025, $0.5 million is recorded in Salaries, wages and related items and $1.4 million is recorded in Accrued expenses.

Dollar amounts are in millions except per share amounts or as otherwise specified.	61

Note 5 — Other Operating Expenses
Other operating expenses are as follows:

	Twelve months ended September 30,
	2025	2024	2023
Costs related to the Separation	$31.3	$110.8	$92.7
Amortization of cloud computing arrangements	10.4	6.3	—
Costs associated with the discontinued patch pump program	15.7	—	—
Business optimization and severance related costs	7.3	7.4	5.6
Other	0.7	—	1.1
Total	$65.4	$124.5	$99.4
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
For both the fiscal years ended September 30, 2025 and 2024, the Company recognized costs associated with the amortization of cloud computing arrangements which is further discussed in Note 11. For the fiscal year ended September 30, 2023, there was no amortization of implementation costs associated with cloud computing arrangements due to the timing of when these projects were placed into service.

For the fiscal year ended September 30, 2025, the Company recognized costs associated with the discontinuation of the patch pump program which is further discussed in Note 4. No such costs were recognized for the fiscal years ended September 30, 2024 and 2023.

For the fiscal years ended September 30, 2025, 2024 and 2023, the Company incurred restructuring, business optimization, and severance related costs associated with standing up and optimizing the Company.
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
The Company was not a party to any material legal proceedings at September 30, 2025 or September 30, 2024, nor is it a party to any material legal proceedings as of the date of issuance of these Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	62

Note 7 — Revenues
The Company’s policies for recognizing revenue have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
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
The Company’s liability attributed to variable consideration at September 30, 2025 and September 30, 2024 was $113.7 million and $149.6 million, respectively. Sales deductions recorded as a reduction of gross revenues for the fiscal years ended September 30, 2025, 2024 and 2023 were $578.3 million, $525.9 million, and $411.1 million respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region is provided within Note 8.
Note 8 — Segment, Geographic, and Product Information
The Company's operations include four product lines which constitute one operating segment engaged in providing solutions to improve the health and well-being of people living with diabetes. The Company's CODM is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for the Company's one operating segment based on consolidated net income that is reported on the Consolidated Statements of Income. The Company has also evaluated the significant segment expenses incurred by our single segment regularly provided to the CODM. The significant expenses provided to the CODM are consistent with those reported on the Consolidated Statements of Income and include cost of products sold, selling and administrative expense, research and development, other operating expenses, interest expense, other income and expense, and income taxes. The CODM uses these metrics to make key operating decisions which include approving the design of key commercialization strategies, decision about key personnel, and approving annual operating and capital budgets. Our CODM considers budget-to-actual variances and year over year performance when making decisions supporting resource allocation. The Company manages assets on a consolidated basis as reported on the Consolidated Balance Sheets.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	63

Revenues by geographic region are as follows:

	Year ended September 30,
	2025	2024	2023
United States	$579.1	$607.2	$601.4
International(1)	501.3	515.9	519.4
Total	$1,080.4	$1,123.1	$1,120.8

(1)For the fiscal years ended September 30, 2025, 2024, and 2023 no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Revenues by product family are as follows:

	Year ended September 30,
	2025	2024	2023
Pen Needles	$784.1	$844.4	$829.2
Syringes	124.6	126.2	138.1
Safety	137.8	129.4	126.3
Other(1)	14.0	10.3	14.2
Contract Manufacturing	19.9	12.8	13.0
Total	$1,080.4	$1,123.1	$1,120.8

(1)Other includes product sales for swabs and other accessories. Other also reflects the recognition of changes in estimates for the Italian payback measure relating to certain prior fiscal years between 2015 and 2023.
Note 9 — Stock-Based Compensation
The Company grants stock appreciation rights ("SARs"), time-vested restricted stock units ("TVUs"), performance based restricted stock units ("PSUs") and cash awards pursuant to the 2022 Employee and Director Equity Based Compensation Plan ("the Plan"). A total of 10,189,000 shares of common stock are authorized under the Plan. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally SARs have a term of ten years and a three or four year vesting period, subject to limited exceptions.
The Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the change.
Stock-Based Compensation Expense
Total direct and allocated stock-based compensation expense for the fiscal years ended September 30, 2025, 2024, and 2023 and the respective income tax benefits recognized by the Company in the Consolidated Statements of Income are as follows:

	2025	2024	2023
Cost of products sold	$2.8	$3.0	$2.2
Selling and administrative expense	25.8	21.4	18.1
Research and development expense	0.4	2.2	1.6
Other operating expense	2.8	—	—
Total Stock-Based Compensation Expense	$31.8	$26.6	$21.9
Tax benefit associated with stock-based compensation costs recognized	$4.2	$3.2	$2.7

Dollar amounts are in millions except per share amounts or as otherwise specified.	64

The following table summarizes the Company's total stock-based compensation expense by classification of award:

	2025	2024	2023
Equity Awards	$31.6	$26.3	$21.5
Liability Awards	0.2	0.3	0.4
Total	$31.8	$26.6	$21.9
The following table summarizes the Company's total stock-based compensation expense by award type for the fiscal years ended September 30, 2025, 2024 and 2023:

	2025	2024	2023
Time-Vested Restricted Stock Units (TVUs)	$21.8	$19.5	$16.2
Performance-Based Restricted Stock Units (PSUs)	8.1	3.2	1.0
Stock Appreciation Rights (SARs)	1.9	3.9	4.7
Total	$31.8	$26.6	$21.9
Time Vested Restricted Stock Units
During the fiscal year ended September 30, 2025, Embecta granted 1,595,839 RSUs in the form of TVUs to employees which vest ratably over three years, subject to continued employment of the recipients. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. The fair value of all TVUs is based on the market value of the Company’s stock on the date of grant.
A summary of TVUs outstanding as of September 30, 2025 and changes during the fiscal year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	1,918.0	$21.34
Granted	1,595.8	18.53
Distributed*	(1,103.5)	22.47
Forfeited, canceled or expired	(354.9)	18.84
Nonvested at September 30	2,055.4	$18.97
Expected to vest at September 30	1,994.9	$19.02

*The amounts distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs were as follows:

	2025	2024	2023
Weighted average grant date fair value of units granted	$18.53	$17.39	$31.00
The total fair value of TVUs vested were as follows:

	2025	2024	2023
Total fair value of units vested	$25.6	$15.7	$10.9
At September 30, 2025, the weighted average remaining vesting term of TVUs is 0.9 years.
Performance Based Restricted Stock Units
During the fiscal year ended September 30, 2025, Embecta awarded 530,014 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets. The Company has identified certain performance metrics associated with these awards and certain targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception

Dollar amounts are in millions except per share amounts or as otherwise specified.	65

date precedes the accounting grant date, the Company recognizes stock-based compensation expense for each separately-vesting tranche over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of September 30, 2025, there were 901,360 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.
In October 2025, the Compensation Committee certified the Company achieved certain performance targets set for the PSUs awarded in November 2022 (the “2023 PSUs”). Therefore, applicable employees are entitled to vesting of the 2023 PSUs at 125% of the target shares awarded under the Plan.
A summary of PSUs outstanding as of September 30, 2025 and changes during the fiscal year then ended is as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	56.7	$30.24
Granted (a)	269.9	18.17
Distributed*	(47.6)	18.76
Forfeited, canceled or expired	(6.2)	18.96
Nonvested at September 30	272.8	$22.63
Expected to vest at September 30	271.8	$22.64

*The amounts distributed include shares withheld for taxes that are not formally issued to the market.
(a) Includes a payout adjustment of 53.8 thousand units due to the actual performance level achieved for PSUs granted in fiscal 2023 that will vest during fiscal 2026.
The weighted average grant date fair value of PSUs were as follows:

	2025	2024	2023
Weighted average grant date fair value of units granted	$18.17	$—	$30.24
At September 30, 2025, the weighted average remaining vesting term of PSUs is 0.1 years.
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
A summary of SARs outstanding as of September 30, 2025 and changes during the fiscal year then ended is as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,760.4	$29.11
Exercised*	(7.9)	13.72
Forfeited, canceled or expired	(309.2)	$28.95
Balance at September 30	1,443.3	$29.23	5.8	$—
Vested and expected to vest at September 30	1,434.2	$29.24	5.8	$—
Exercisable at September 30	1,278.0	$29.27	5.7	$—
A summary of SARs exercised were as follows:

	2025	2024	2023
Total intrinsic value of SARs exercised	$—	$—	$0.3
Total fair value of SARs exercised	$0.1	$—	$0.6

Dollar amounts are in millions except per share amounts or as otherwise specified.	66

Unrecognized Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards as of September 30, 2025, is approximately $27.1 million, which is expected to be recognized over a weighted-average remaining life of approximately 1.7 years. At September 30, 2025, 3.3 million shares were authorized for future grants under the Plan.
Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	Weighted Average Amortization Period (Years)	September 30, 2025	September 30, 2024
Amortized intangible assets
Patents – gross	10.6	$10.8	$10.8
Less: accumulated amortization		(5.7)	(5.1)
Patents – net		$5.1	$5.7
Customer Relationships and Other – gross	3.8	$5.3	$5.2
Less: accumulated amortization		(3.4)	(2.8)
Customer Relationships and Other – net		$1.9	$2.4
Total amortized intangible assets		$7.0	$8.1
Goodwill		15.4	15.6
Total Goodwill and Other Intangible Assets		$22.4	$23.7
Intangible asset amortization expense was $1.1 million for the fiscal year ended September 30, 2025, $1.1 million for the fiscal year ended September 30, 2024 and $1.2 million for the fiscal year ended September 30, 2023, respectively. The estimated intangible asset amortization expense for the next five fiscal years and thereafter is as follows:

2026	$1.1
2027	1.1
2028	1.1
2029	1.0
2030	0.4
Thereafter	2.3
Note 11 — Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements and accumulated amortization were as follows:

	September 30, 2025	September 30, 2024
Short-term portion	$10.4	$10.2
Long-term portion	61.3	60.6
Total Capitalized implementation costs	$71.7	$70.8
Less: accumulated amortization	(16.8)	(6.3)
Total Capitalized implementation costs, net	$54.9	$64.5
Costs amortized during the fiscal year ended September 30, 2025 and 2024 were $10.4 million and $6.3 million, respectively, and are included in Other operating expenses. For the fiscal year ended September 30, 2023 there were no costs recognized related to the implementation of these cloud computing arrangements due to the timing of when these projects were placed into service. As of September 30, 2025, cloud computing arrangement assets in-service have remaining useful lives of up to seven years.

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
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of September 30, 2025, no amount has been drawn on the Revolving Credit Facility.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% Notes and 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of September 30, 2025, the Company was in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The following is a summary of Embecta's total debt outstanding as of September 30, 2025:

Term Loan due March 2029	$716.8
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,416.8
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(18.6)
Long-term debt	$1,388.7
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. Amounts amortized during the years ended September 30,

Dollar amounts are in millions except per share amounts or as otherwise specified.	68

2025, 2024 and 2023 were $9.1 million, $6.9 million and $6.4 million, respectively.
During the year ended September 30, 2025, the Company paid an aggregate principal amount of approximately $184.6 million on the Term Loan, of which $175.1 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Consolidated Statements of Income.
The Company made interest payments of $103.8 million related to its debt outstanding during the fiscal year ended September 30, 2025.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2026	$9.5
2027	9.5
2028	9.5
2029	688.3
2030	700.0
Thereafter	—
Certain measures relating to our total debt outstanding as of September 30, 2025 were as follows:

Total debt	$1,398.2

Short-term debt as a percentage of total debt	0.7%
Weighted average cost of total debt	6.4%
The estimated fair value of long-term debt (including current portion) at September 30, 2025 was $1,387.0 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,398.2 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.
Note 13 — Earnings per Share
The calculation of earnings per basic and diluted common share for the fiscal years ended September 30, 2025, 2024 and 2023 were as follows:

($ in millions and shares in thousands, except per share amounts)	2025	2024	2023
Net Income	$95.4	$78.3	$70.4

Basic weighted average number of shares outstanding	58,309	57,681	57,248
Stock awards and equity units (share equivalent)	606	645	510
Diluted weighted average shares outstanding	58,915	58,326	57,758

Earnings per common share - Basic	$1.64	$1.36	$1.23
Earnings per common share - Diluted	$1.62	$1.34	$1.22
The computation of earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
As of September 30, 2025, 2024, and 2023, 2.3 million, 2.8 million, and 1.8 million dilutive share equivalents issuable under stock-based compensation plans were excluded from the diluted shares outstanding calculation because the result would have been antidilutive.

Dollar amounts are in millions except per share amounts or as otherwise specified.	69

Note 14 — Income Taxes
Income Before Income Taxes
The components of Income Before Income Taxes for the fiscal years ended September 30 consisted of:

	2025	2024	2023
Domestic	$(39.0)	$(116.7)	$(100.9)
Foreign	175.3	160.9	206.6
Income before income taxes	$136.3	$44.2	$105.7
Provision (benefit) for Income Taxes
The provision (benefit) for income taxes for the fiscal years ended September 30 consisted of:

	2025	2024	2023
Current:
Federal	$1.0	$23.4	$2.6
State	1.5	2.0	(0.8)
Foreign	20.8	11.1	19.2
	$23.3	$36.5	$21.0
Deferred:
Federal	$10.3	$(44.1)	$5.9
State	(3.0)	(4.6)	0.7
Foreign	10.3	(21.9)	7.7
	$17.6	$(70.6)	$14.3
Income tax provision (benefit)	$40.9	$(34.1)	$35.3
Tax Rate Reconciliation
A reconciliation of federal statutory tax rate to the Company's effective income tax rate was as follows:

	2025	2024		2023
Federal statutory tax rate	21.0%	21.0%		21.0%
State and local income taxes, net of federal tax benefit	(1.3)	(6.8)		—
Foreign income tax at rates other than 21%	(8.4)	(43.4)		(17.3)
US tax on foreign earnings	2.3	2.7		12.5
Taxes on unremitted foreign earnings	2.9	(40.6)		11.1
Tax reserves	3.0	14.5		(0.4)
Valuation allowances	30.7	41.9		14.0
Tax credits	(0.4)	(7.5)		(1.5)
Tax law changes	—	(65.0)		—
Nontaxable items	—	(12.2)		(8.6)
Nondeductible expenses	3.4	16.5		2.5
Tax basis adjustments	(17.4)	—	—	—
Other, net	(5.8)	1.8		0.1
Effective income tax rate	30.0%	(77.1)%		33.4%
The increase in the Company's effective income tax rate for fiscal year 2025 as compared to fiscal year 2024 was primarily due to the absence of 2024 tax benefits from the recognition of deferred tax assets related to tax reform in Switzerland, the absence of 2024 tax benefits from the reduction of withholding tax accruals on unremitted foreign earnings resulting from the expiration of certain stock ownership holding period requirements, fewer nontaxable items of income and the correlative tax impacts of these changes on higher overall earnings in 2025; partially offset by approximately $5.1 million of tax benefits from various tax return true ups for filings made during 2025 which are reflected above in the Other, net category.

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
The Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. European Union member states agreed to adopt the OECD’s minimum tax rules, which went into effect for tax years beginning on January 1, 2024 or later. Certain countries have enacted the law changes and other countries are considering changes to their tax laws. The impact of the changes went into effect for the Company beginning in fiscal year 2025. The global minimum tax rules did not have a material impact to our provision for income taxes for the fiscal year ended September 30, 2025.
On July 4, 2025, the U.S. One Big Beautiful Bill Act ("OBBBA") was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective beginning in fiscal year ended September 30, 2025 and others becoming effective through the fiscal year ended September 30, 2027. OBBBA did not have a material impact to our provision for income taxes for the fiscal year ended September 30, 2025.
Deferred Income Taxes
Deferred income taxes at September 30 consisted of:

	2025	2024
Deferred tax assets:
Compensation and benefits	$12.4	$13.2
Accruals and reserves	20.1	23.8
Intangibles	40.3	46.4
Property, plant and equipment	15.0	10.7
Capitalized research and development expenses	24.4	25.9
Leases	11.0	11.6
Deferred income	11.1	13.3
Interest expense carryforwards	40.9	27.8
Tax loss and credit carryforwards	35.0	12.5
Other	5.3	5.9
Gross deferred tax assets before valuation allowance	$215.5	$191.1
Valuation allowance	$(90.7)	$(50.2)
Total deferred tax assets	$124.8	$140.9

Deferred tax liabilities:
Taxes on unremitted foreign earnings	$(5.6)	$(1.9)
Right of use asset	(10.9)	(12.1)
Capitalized cloud computing costs	(9.9)	(10.7)
Total deferred tax liabilities	$(26.4)	(24.7)
Net deferred tax assets (liabilities) (i)	$98.4	$116.2
i.Net deferred tax assets are included in Deferred Income Taxes and Other Assets and net deferred tax liabilities are included in Deferred Income Taxes and Other Liabilities in the Consolidated Balance Sheets.
Deferred tax assets and liabilities are netted in the Consolidated Balance Sheets by separate tax jurisdictions.
As of September 30, 2025 and September 30, 2024, the Company has recorded deferred taxes on undistributed earnings of its foreign subsidiaries.
During fiscal year 2025, the Company recorded a deferred tax asset of approximately $23.8 million related to tax losses incurred in connection with an internal restructuring which is fully offset by a valuation allowance. As of September 30, 2025, the Company has recorded valuation allowances of approximately $90.7 million due to uncertainty that exists regarding the future realizability of certain deferred tax assets, primarily for interest expense carryforwards in the U.S.

Dollar amounts are in millions except per share amounts or as otherwise specified.	71

related to limitations on the annual deductibility of such interest, tax loss carryforwards, annual limitations on utilization of amortization deductions and tax credits in Switzerland and deferred tax assets related to certain foreign manufacturing operations.
During fiscal year 2024, the Company recorded a tax benefit of approximately $16.8 million related to a reversal of taxes on unremitted foreign earnings due to the expiration of certain holding period requirements for stock ownership in its foreign affiliates. In addition, the Company recorded a tax benefit of approximately $28.7 million (before valuation allowance) related to the recognition of deferred tax assets for future amortization deductions and tax credits resulting from tax law changes in Switzerland. As of September 30, 2024, the Company has recorded valuation allowances of $50.2 million due to uncertainty that exists regarding the future realizability of certain deferred tax assets, primarily for interest expense carryforwards in the U.S. related to limitations on the annual deductibility of such interest, annual limitations on utilization of amortization deductions and tax credits in Switzerland, state tax credits and deferred tax assets related to certain foreign manufacturing operations.
Beginning in fiscal year 2025, the Company no longer receives tax benefits related to tax holidays. For fiscal year 2024, the approximate tax benefit related to a tax holiday in Switzerland was $0.7 million and $0.01 impact on diluted earnings per share.
As of September 30, 2025, the Company had tax loss and credit carryforwards of approximately $2.9 million of state income tax credit carryforwards, $4.2 million of Switzerland cantonal tax credit carryforwards and $27.9 million in net operating loss carryforwards in various jurisdictions. Approximately $0.4 million of net operating loss carryforwards will not expire and the remaining carryforwards expire in varying amounts from 2026 through 2045.
Unrecognized Tax Benefits
The table below summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled.

	2025	2024	2023
Balance at October 1	$13.5	$9.4	$5.7
Increase due to current year tax positions	3.1	8.9	5.0
Increase due to prior year tax positions	0.9	2.1	3.7
Decrease due to prior year tax positions	(0.9)	(6.9)	(0.3)
Decrease due to settlements with tax authorities	—	—	—
Decrease due to lapse of statute of limitations	—	—	(4.7)
Balance at September 30	$16.6	$13.5	$9.4
Unrecognized tax benefits including interest and penalties that would affect the effective tax rate if recognized	$17.7	$13.6	$7.2
The Company conducts business and files tax returns in numerous countries and currently has no tax audits in progress as of September 30, 2025.
The following were included for the fiscal years ended September 30 as a component of Income tax provision (benefit) in the Consolidated Statements of Income and the Consolidated Balance Sheets.

	2025	2024	2023
Interest and penalties expense (benefit) associated with unrecognized tax benefits on the Consolidated Statements of Income	$1.0	$—	$(1.2)
Interest and penalties associated with unrecognized tax benefits on the Consolidated Balance Sheets	1.1	0.1	0.2
Note 15 — Receivables Sale Agreement
During the third quarter of fiscal year 2025, the Company entered into a trade receivables sale agreement with a third-party financial institution to sell certain trade receivables of the Company at a discount on an uncommitted basis. These trade receivable sales are accounted for as a sale of assets, as the Company's continuing involvement is limited to servicing the accounts receivables. The Company receives the sales price, equal to the trade receivable less the applicable discount, at the time of sale.
In connection with the Company's receivables sale agreement, $63.2 million of trade receivables were sold during fiscal year 2025, resulting in derecognition of the receivables from the Company's Consolidated Balance Sheets. Discounts

Dollar amounts are in millions except per share amounts or as otherwise specified.	72

recognized on the sale of trade receivables were not material to the Company's Consolidated Statements of Income. The cash received on the sale of trade receivables during fiscal year 2025 is presented in changes in trade receivables, net within operating activities in the Consolidated Statement of Cash Flows.
Note 16 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and Restricted cash reported within the Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024, to the total amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2025	September 30, 2024
Cash and equivalents	$225.5	$267.5
Restricted cash	3.1	6.7
Cash and equivalents and restricted cash	$228.6	$274.2
Cash and equivalents includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $6.0 million, $12.0 million, and $9.4 million for the fiscal years ended September 30, 2025, 2024, and 2023 respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows:

	Hedge Designation	September 30, 2025	September 30, 2024
Foreign exchange contracts (a)	Undesignated	$9.7	$4.5
a.Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany and third-party transactions. Gains and losses on these instruments are recognized immediately in Other income (expense), net. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Gains and losses recognized to date on these instruments were not material to the Company's Consolidated Financial Statements.
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
In the fiscal year ended September 30, 2025, the Company recorded non-cash asset impairment charges of $10.6 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.3 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
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

Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 41.5%, 41.3% and 40.2% for the fiscal years ended September 30, 2025, 2024 and 2023 respectively.
One of the Company's customers represented at least 10.0% of total gross trade receivables individually and represented approximately 11.2% as of September 30, 2025.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 17 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	As of September 30, 2025	As of September 30, 2024
Land	$3.1	$3.1
Buildings	121.0	121.7
Machinery, equipment and fixtures	595.4	607.3
Leasehold improvements	13.2	11.9
Construction in progress	58.6	35.1
	$791.3	$779.1
Less: accumulated depreciation	(534.1)	(488.7)
Total Property, Plant and Equipment, Net	$257.2	$290.4
During the fiscal year ended September 30, 2025, the Company recorded non-cash asset impairment charges of $10.6 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.3 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense.
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

Dollar amounts are in millions except per share amounts or as otherwise specified.	74

Aggregate Lease Information
The Company's leases are included in its Consolidated Balance Sheets as follows:

	As of September 30, 2025	As of September 30, 2024
Finance Lease
Property, Plant, and Equipment, Net	$28.3	$30.8
Total Finance Lease Assets	$28.3	$30.8

Current finance lease liabilities	$3.4	$3.4
Non Current Finance Lease Liabilities	28.7	30.2
Total Finance Lease Liabilities	$32.1	$33.6

Weighted-average remaining lease term (years)	11.5	12.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Deferred Income Taxes and Other Assets	$20.2	$22.6
Total Operating Lease Assets	$20.2	$22.6

Accrued expenses	$6.9	$6.0
Deferred Income Taxes and Other Liabilities	10.2	11.9
Total Operating Lease Liabilities	$17.1	$17.9

Weighted-average remaining lease term (years)	5.6	6.3
Weighted-average discount rate	6.6%	6.5%
Lease costs incurred are as follows:

(in millions)	Classification	2025	2024	2023
Operating lease expense	Selling and administrative and Research and Development expense	$6.3	$7.5	$4.5
Finance lease cost:
Depreciation of lease assets	Cost of products sold	2.5	2.5	2.4
Interest on lease liabilities	Interest expense, net	2.3	2.4	2.4
Total lease cost		$11.1	$12.4	$9.3
Supplemental cash flow information related to leases was as follows as of September 30, 2025, 2024 and 2023:

	September 30, 2025	September 30, 2024	September 30, 2023
Right of use assets obtained in exchange for lease liabilities
Finance Lease	$—	$—	$—
Operating Leases	2.2	3.0	19.0

	September 30, 2025	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$5.8	$6.4	$2.9
Financing cash flows from Finance Lease	1.4	1.3	1.2
Operating cash flows from Finance Lease	2.3	2.4	2.4

Dollar amounts are in millions except per share amounts or as otherwise specified.	75

Maturities of the Company's finance and operating lease liabilities as of September 30, 2025 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2026	$3.7	$5.9	$9.6
2027	3.8	2.6	6.4
2028	3.9	2.0	5.9
2029	3.9	2.1	6.0
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$47.6	$20.1	$67.7
Less: amount representing interest	15.5	3.0	18.5
Present value of lease liabilities	$32.1	$17.1	$49.2
Note 19 — Benefit Plans
Defined Benefit Plans
The Company's retiree benefit plans include defined benefit plans for employees in its affiliates in Switzerland (the "Swiss Plan") as well as other insignificant defined benefit plans in other countries where the Company maintains an operating presence. These Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. The Company uses September 30 as the year-end measurement date.
The Company's Swiss Plan is a government-mandated retirement account balance plan. Companies within the Swiss regulatory environment have substantial freedom in setting their pension plan design (e.g. with regards to the salary covered, level of retirement benefits, or overall benefit design) provided the benefits are always at least equal to the minimum requirements as defined by law. Most employers provide higher benefits than those required by law, which is the case for Embecta. The minimum level of retirement benefit is expressed by an account balance formula with age-related contribution rates based on an insured salary defined by law, and a minimum required interest crediting rate which is set by the government (1.25% in 2025 and 2024 and 1.00% in 2023). The sum of the Company's contributions should be at least equal to the sum of employee contributions. Contributions to the Swiss Plan are invested into a diversified fund managed by an investment fiduciary. As of September 30, 2025 and 2024, the Swiss plan had an unfunded net pension obligation of $3.9 million and $4.0 million, respectively, and plan assets that totaled $21.1 million, and $18.4 million, respectively. Net periodic benefit cost was not material to the Company's Consolidated Statements of Income for any period presented.
Defined Contribution Plans
The Company has various defined contribution savings plans that cover substantially all employees in the United States, Ireland, and Japan. The Company matches a certain percentage of each employee’s contributions as per the provisions of the plans. Total employer contributions by the Company to the plans were $14.3 million, $15.1 million and $14.1 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
The Company has a Deferred Compensation Plan in which certain directors and employees of the Company may defer the payment and taxation of up to 75% of their base salary and up to 100% of bonus amounts and other eligible cash compensation. A participant's deferrals are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The amounts accrued under this plan were $12.1 million and $10.0 million as of September 30, 2025 and 2024, respectively.

Dollar amounts are in millions except per share amounts or as otherwise specified.	76

Note 20 — Supplemental Financial Information
Trade Receivables, Net
The amounts recognized in fiscal years 2025, 2024 and 2023 relating to allowances for doubtful accounts and cash discounts, which are netted against trade receivables, are provided in the following table:

	Allowance for Doubtful Accounts		Allowance for Cash Discounts	Total
Balance at September 30, 2022	$(1.3)		$(0.1)	$(1.4)
Additions charged to costs and expenses	(0.2)		(18.7)	(18.9)
Deductions and other	0.5	(a)	18.8	19.3
Balance at September 30, 2023	$(1.0)		$—	$(1.0)
Additions charged to costs and expenses	(2.2)		(17.5)	(19.7)
Deductions and other	0.4	(a)	(3.6)	(3.2)
Balance at September 30, 2024	$(2.8)		$(21.1)	$(23.9)
Additions charged to costs and expenses	(1.0)		(18.5)	(19.5)
Deductions and other	2.0	(a)	24.5	26.5
Balance at September 30, 2025	$(1.8)		$(15.1)	$(16.9)

(a) Accounts written off
Long-Lived Assets
Long-lived assets, which include Property, Plant and Equipment, net, and Goodwill and Other Intangibles, net, by geographic area where located at September 30, 2025 and 2024 is as follows:

	2025	2024
United States	$85.0	$105.0
Europe, Middle East, and Africa	159.7	170.8
Asia	33.3	37.2
Other	1.6	1.1
	$279.6	$314.1
Note 21 — Subsequent Events
Sale of Assets
In November 2025, the Company executed an agreement with a third party to sell certain intellectual property rights and long-lived assets associated with the patch pump program for $10.0 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.	77

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by Embecta’s management, with the participation of Embecta’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as amended. Based upon that evaluation as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this Annual Report on Form 10-K, effective and ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
In 2022, the Company commenced the process of implementing a new ERP system and other Business Continuity Processes to replace the existing systems provided by BD. The ERP system is designed to accurately maintain the Company's financial records used to report operating results. The implementation of the ERP system and other Business Continuity Processes is highly complex and has occurred in phases across geographies. The implementations of North America, EMEA, Asia and Greater China were completed in phases within fiscal years 2023 and 2024. The Latin America implementation was completed in the first quarter of fiscal year 2025 and the implementation for India, the final phase, was completed in the third quarter of fiscal year 2025. A standardized internal control framework was implemented with each phase as the Company moved away from relying on BD’s systems and controls.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, as amended. Management conducted an assessment of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
In connection with the preparation and filing of this Annual Report on Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2025. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2025.
The consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of September 30, 2025 have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm” which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness
As previously disclosed in Embecta’s Annual Report on Form 10-K for the year ended September 30, 2024, the Company had identified a material weakness in the internal control over financial reporting related to the design and operation of certain process and management review controls, including management's review activities for account reconciliations and analyses that were executed subsequent to the completion phases of the Company's ERP system implementation which are further described above.
Management implemented the following activities to remediate the material weakness:
•evaluated the design of processes and internal controls related to account reconciliations affected by the material weakness;
•executed a robust and formal training program regarding diligence in control performance and Sarbanes-Oxley Act requirements and emphasis of certain finance policies;
•implemented enhanced oversight and governance over account reconciliations and financial analyses;
•enhanced control design and related documentation to include additional procedures regarding confirmation of the completeness and accuracy of data used to perform controls and additional documentation around the precision of control activities; and
•leveraged existing technology to develop enhanced reporting and to drive process efficiencies and automation.
As of September 30, 2025, management has completed testing of the design and operating effectiveness of the Company’s internal control over financial reporting following execution of the remediation steps described above. Accordingly, management has concluded that the previously identified material weakness is remediated as of September 30, 2025.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weakness described above, there have been no changes in its internal control over financial reporting during the fourth quarter of fiscal year 2025, that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Additional information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The other information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
•The following consolidated financial statements of Embecta are included in Item 8 of this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
•Consolidated Statements of Income — Fiscal years ended September 30, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income — Fiscal years ended September 30, 2025, 2024 and 2023
•Consolidated Balance Sheets — September 30, 2025 and 2024
•Consolidated Statements of Equity — Fiscal years ended September 30, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows — Fiscal years ended September 30, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
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
10.11
Form of Founders Grants under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022) (+)

10.12
Form of Non-Employee Directors RSU Award under the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan Terms and Conditions of Awards (April 1, 2022) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 22, 2022) (+)

10.13
Form of Employee and Director PSU and RSU Awards under the 2022 Employee and Director Equity Based Compensation Plan and Conditions of Awards (November 26, 2022). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2023.) (+)

10.14
Form of November 2024 Employee and Director PSU and RSU Awards under the 2022 Employee and Director Equity-Based Compensation Plan and Conditions of Awards. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 11, 2024) (+)

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

19	Embecta Corp. Insider Trading Policy. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 11, 2024.)
21.1	List of Subsidiaries of Embecta Corp. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a). (Filed herewith.)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (Furnished herewith.)
97.1	Embecta Corp. Dodd-Frank Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2023.)
97.2	Embecta Corp. Supplemental Policy Regarding the Recovery of Compensation, Effective December 1, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2023.)
101	The following materials from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

(+)	Management contract or compensatory plan or arrangement.
*	Certain information contained in this document has been omitted because it is both (i) not material and (ii) is the type that the Company treats as private or confidential.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
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
Date: November 25, 2025

By:	/s/ JACOB ELGUICZE
Name:	Jacob Elguicze
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: November 25, 2025

By:	/s/ ANTHONY ROTH
Name:	Anthony Roth
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: November 25, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LTG (RET.) DAVID F. MELCHER
LTG (Ret.) David F. Melcher	Director	November 25, 2025
and Chairman of the Board
/s/ CARRIE L. ANDERSON
Carrie L. Anderson	Director	November 25, 2025

/s/ ROBERT (BOB) J. HOMBACH
Robert (Bob) J. Hombach	Director	November 25, 2025

/s/ MILTON M. MORRIS, PH.D.
Milton M. Morris, Ph.D.	Director	November 25, 2025

/s/ CLAIRE POMEROY, M.D.
Claire Pomeroy, M.D.	Director	November 25, 2025

/s/ KAREN N. PRANGE
Karen N. Prange	Director	November 25, 2025

/s/ CHRISTOPHER R. REIDY
Christopher R. Reidy	Director	November 25, 2025

/s/ DEVDATT KURDIKAR
Devdatt Kurdikar	President and Chief Executive Officer	November 25, 2025
(Principal Executive Officer)
/s/ JACOB ELGUICZE
Jacob Elguicze	Senior Vice President, Chief Financial Officer	November 25, 2025
(Principal Financial Officer)