Form 10-Q
period 2025-12-31
Embecta Corp.
filed 2026-02-05
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of January 29, 2026 was 59,219,854 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended December 31, 2025

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2025	2024

Revenues	$261.2	$261.9
Cost of products sold	99.5	104.8
Gross Profit	$161.7	$157.1
Operating expenses:
Selling and administrative expense	77.6	81.1
Research and development expense	4.6	20.3
Other operating (income) expense, net	(3.8)	27.0
Total Operating Expenses	$78.4	$128.4
Operating Income	$83.3	$28.7
Interest expense, net	(24.1)	(27.9)
Other income (expense), net	(0.3)	(1.5)
Income (Loss) Before Income Taxes	$58.9	$(0.7)
Income tax provision (benefit)	14.8	(0.7)
Net Income	$44.1	$—

Net Income per common share:
Basic	$0.75	$—
Diluted	$0.74	$—
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2025	2024

Net Income	$44.1	$—
Other Comprehensive Income (Loss), net of tax
Benefit plan net gain and prior service credit, net of amortization	0.3	—
Foreign currency translation adjustments	0.9	(26.9)
Total Other Comprehensive Income (Loss), net of tax	$1.2	$(26.9)
Comprehensive Income (Loss)	$45.3	$(26.9)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$201.3	$225.5
Restricted cash	3.1	3.1
Trade receivables, net (net of allowance for doubtful accounts of $2.0 million and $1.8 million as of December 31, 2025 and September 30, 2025, respectively)	159.2	145.6
Inventories:
Materials	52.4	50.0
Work in process	14.3	11.7
Finished products	115.1	116.9
Total Inventories	$181.8	$178.6
Amounts due from Becton, Dickinson and Company	—	3.3
Prepaid expenses and other	74.8	75.3
Total Current Assets	$620.2	$631.4
Property, Plant and Equipment, Net	248.9	257.2
Goodwill and Intangible Assets	22.1	22.4
Deferred Income Taxes and Other Assets	172.5	179.9
Total Assets	$1,063.7	$1,090.9
Liabilities and Equity
Current Liabilities
Accounts payable	$72.1	$74.2
Accrued expenses	111.6	98.9
Amounts due to Becton, Dickinson and Company	—	16.3
Salaries, wages and related items	31.3	49.4
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.5	3.4
Income taxes	6.7	9.8
Total Current Liabilities	$234.7	$261.5
Deferred Income Taxes and Other Liabilities	61.0	62.6
Long-Term Debt	1,352.9	1,388.7
Non Current Finance Lease Liabilities	28.2	28.7
Contingencies (Note 6)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 59,211,992 as of December 31, 2025 and 58,496,113 as of September 30, 2025	$0.6	$0.6
Additional paid-in capital	81.8	80.0
Accumulated deficit	(411.1)	(445.6)
Accumulated other comprehensive loss	(284.4)	(285.6)
Total Equity	$(613.1)	$(650.6)
Total Liabilities and Equity	$1,063.7	$1,090.9
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net Income	—	—	—	—	—	—
Other comprehensive (loss), net of taxes	—	—	—	—	(26.9)	(26.9)
Stock-based compensation plans	—	—	8.9	—	—	8.9
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.5	(9.3)	—	(8.8)
Issuance of shares related to stock-based compensation plans	424,474	—	(3.7)	—	—	(3.7)
Balance at December 31, 2024	58,131,759	$0.6	$58.2	$(507.9)	$(319.7)	$(768.8)

Balance at October 1, 2025	58,496,113	$0.6	$80.0	$(445.6)	$(285.6)	$(650.6)
Net Income	—	—	—	44.1	—	44.1
Other comprehensive income, net of taxes	—	—	—	—	1.2	1.2
Stock-based compensation plans	—	—	5.9	—	—	5.9
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.7	(9.6)	—	(8.9)
Issuance of shares related to stock-based compensation plans	715,879	—	(4.8)	—	—	(4.8)
Balance at December 31, 2025	59,211,992	$0.6	$81.8	$(411.1)	$(284.4)	$(613.1)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Operating Activities
Net Income	$44.1	$—
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	10.3	9.4
Amortization of debt issuance costs	1.9	2.1
Impairment of property, plant and equipment	—	10.4
Gain on sale of certain intellectual property rights and long-lived assets	(10.1)	—
Amortization of cloud computing arrangements	2.6	2.5
Stock-based compensation	5.9	8.9
Deferred income taxes	3.4	2.3
Change in operating assets and liabilities:
Trade receivables, net	(12.0)	5.8
Inventories	(3.5)	(4.5)
Due from/due to Becton, Dickinson and Company	—	15.8
Prepaid expenses and other	2.0	9.6
Accounts payable, accrued expenses and other current liabilities	(23.8)	(40.8)
Income and other net taxes payable	(1.8)	(26.3)
Other assets and liabilities, net	(1.8)	(0.5)
Net cash provided by (used for) operating activities	$17.2	$(5.3)
Investing Activities
Capital expenditures	$(0.6)	$(1.5)
Proceeds from the sale of certain intellectual property rights and long-lived assets	10.1	—
Net cash provided by (used for) investing activities	$9.5	$(1.5)
Financing Activities
Payments on long-term debt	$(37.5)	$(32.4)
Payments related to tax withholding for stock-based compensation	(4.8)	(3.7)
Payments on finance lease	(0.4)	(0.3)
Dividend payments	(8.9)	(8.8)
Net cash used for financing activities	$(51.6)	$(45.2)
Effect of exchange rate changes on cash and equivalents and restricted cash	0.7	(5.5)
Net Change in Cash and equivalents and restricted cash	$(24.2)	$(57.5)
Opening Cash and equivalents and restricted cash	228.6	274.2
Closing Cash and equivalents and restricted cash	$204.4	$216.7
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
Note 2 — Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by GAAP for complete consolidated financial statements are not included herein. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. All intercompany transactions and accounts within Embecta have been eliminated. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Embecta's Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on November 25, 2025 (the “2025 Form 10-K”).
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
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the first quarter of fiscal year 2026.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for the Company beginning with its annual fiscal year 2026 reporting. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), to improve disclosures about an entity's expenses including more detailed information about the components of expenses in commonly presented expense captions. This update is effective for the Company beginning with its fiscal year 2028 reporting and for interim reporting beginning with its fiscal year 2029. While this accounting standard will increase disclosures, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. This ASU is effective for the Company beginning with its fiscal 2029 reporting and permits both prospective and retrospective adoption. The Company is currently evaluating the effect of adopting this pronouncement on its Consolidated Financial Statements and related disclosures.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 3 — Third Party Arrangements
On April 1, 2022, Embecta and Becton, Dickinson and Company ("BD") entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement"). Pursuant to the Separation and Distribution Agreement, BD agreed to spin off its diabetes care business (the "Diabetes Care Business") into Embecta, a new, publicly traded company (the "Separation").
In connection with the Separation, the Company entered into the Separation and Distribution Agreement, which contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of Embecta and BD (including certain deferred assets and liabilities) as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of Embecta's business with Embecta and financial responsibility for the obligations and liabilities of BD’s remaining businesses with BD, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation among Embecta and BD of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Embecta’s and BD’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of BD’s business and Embecta’s business. In addition, the Company entered into a series of agreements with BD that govern aspects of Embecta's relationship with BD following the Separation which include, but are not limited to the Transition Services Agreements ("TSA"), Trade Receivables Factoring Agreements ("Factoring Agreements"), Distribution Agreements, Cannula Supply Agreement, Tax Matters Agreement, Logistics Services Agreement ("LSA"), employee matters agreement, an intellectual property matters agreement, local support services agreements, certain other manufacturing arrangements and a process services agreement and lease agreement for a manufacturing facility located in Holdrege, Nebraska. Certain of these agreements have expired or terminated as disclosed in the 2025 Form 10-K.
For details on the rights and responsibilities of the parties under these agreements refer to Note 3 to the Consolidated Financial Statements in the 2025 Form 10-K.
Amounts associated with the above agreements are included in the Condensed Consolidated Balance Sheets. Certain amounts previously presented within Amounts due from Becton, Dickinson and Company and Amounts due to Becton, Dickinson and Company are presented within Trade receivables, net and Accounts Payable, respectively, beginning October 1, 2025. As of December 31, 2025, $13.9 million was in Trade receivables, net and $16.3 million was in Accounts payable.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 4 — Business Restructuring Charges
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program. As a result, the Company incurred organizational restructuring plan (the "Patch Pump Restructuring Plan") costs of $27.4 million during the three months ended December 31, 2024. The actions under the Patch Pump Restructuring Plan were substantially complete as of September 30, 2025.
During the second quarter of fiscal year 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to streamline the organization and optimize resources. The actions under the 2025 Restructuring Plan were substantially complete as of September 30, 2025.
There were no charges incurred related to the restructuring programs for the three month period ended December 31, 2025.
The following table summarizes the charges related to the restructuring programs by type of cost for the three month period ended December 31, 2024:

	Employee Termination	Non-Employee Related	Total
Cost of products sold	$0.2	$6.1	$6.3
Selling and administrative expense	0.3	—	0.3
Research and development expense	2.2	4.3	6.5
Other operating (income) expense, net	8.9	5.4	14.3
	$11.6	$15.8	$27.4
Employee termination costs are associated with actual headcount reductions, including involuntary headcount reductions which were probable and could be reasonably estimated.
Non-employee related costs are associated with termination of contracts and long-lived asset impairments are discussed further in Note 16.
The restructuring reserve balances as of December 31, 2025 and September 30, 2025 were not material to the Company’s Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 5 — Other Operating (Income) Expense, Net
The following table presents the income and expenses recorded for the three months ended December 31, 2025 and 2024:

	2025	2024
Costs related to the Separation	$3.1	$10.4
Amortization of cloud computing arrangements	2.6	2.5
Costs associated with the discontinued patch pump program	—	14.3
Gain on sale of certain intellectual property rights and long-lived assets	(10.1)	—
Other	0.6	(0.2)
Total	$(3.8)	$27.0
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
For both the three months ended December 31, 2025 and 2024, the Company recognized costs associated with the amortization of cloud computing arrangements which is further discussed in Note 11.
For the three months ended December 31, 2024, the Company recognized costs associated with the discontinuation of the patch pump program which is further discussed in Note 4.
During the three months ended December 31, 2025, the Company executed an agreement with a third party to sell certain intellectual property rights and long-lived assets associated with the patch pump program and recorded a gain on sale of $10.1 million.
Note 6 — Contingencies
The Company was not a party to any material legal proceedings at December 31, 2025 or September 30, 2025, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
Note 7 — Revenues
The Company’s policies for recognizing revenue have not changed from those described in the 2025 Form 10-K. The Company sells syringes, pen needles and other products used in the management of diabetes which are primarily sold to wholesalers and distributors that sell to retail and institutional channels who in turn sell to patients or use the products to deliver insulin injections to patients. End-users of the Company’s products include healthcare institutions, physicians, life science researchers, clinical laboratories, the pharmaceutical industry, and the general public.
Measurement of Revenues
Payment terms extended to the Company’s customers are based upon commercially reasonable terms for the markets in which the Company’s products are sold and the Company generally expects to receive payment within one year or less from when control of a product is transferred to the customer. The Company’s allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of its trade receivables. Such estimated credit losses are determined based on historical loss experiences, customer specific credit risk, and reasonable and supportable forward-looking information, such as country or regional risks that are not captured in the historical loss information. Amounts are written off against the allowances for doubtful accounts when the Company determines that a customer account is uncollectible. The allowance for doubtful accounts for trade receivables is not material to the Company’s Condensed Consolidated Financial Statements.
The Company’s gross revenues are subject to a variety of gross-to-net deductions which are recorded in the same period that the underlying revenues are recognized. Such variable consideration includes rebates, sales discounts, and sales returns. Because these deductions represent estimates of the related obligations, judgment is required when determining the impact of these revenue deductions on gross revenues for a reporting period. Rebates provided by the Company are based upon prices determined under the Company’s agreements primarily with its end-user customers. Additional factors considered in the estimate of the Company’s variable consideration include the quantification of inventory that is either in stock at or in transit to the Company’s distributors, as well as the estimated lag time between the sale of product and the payment of corresponding variable consideration.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The Company’s liability attributed to variable consideration at December 31, 2025 and September 30, 2025 was $130.5 million and $113.7 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended December 31, 2025 and 2024 were $159.9 million and $150.1 million, respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region and product line is provided within Note 8.
Note 8 — Segment and Geographical Data
The Company's operations include four product lines which constitute one operating segment engaged in providing solutions to improve the health and well-being of people living with diabetes. The Company's chief operation decision maker ("CODM") is the Chief Executive Officer. The CODM assesses performance and decides how to allocate resources for the Company's one operating segment based on consolidated net income that is reported on the Condensed Consolidated Statements of Income. The Company has also evaluated the significant segment expenses incurred by our single segment that are regularly provided to the CODM. The significant expenses provided to the CODM are consistent with those reported on the Condensed Consolidated Statements of Income and include cost of products sold, selling and administrative expense, research and development, other operating income and expense, interest expense, other income and expense, and income taxes. The CODM uses these metrics to make key operating decisions which include approving the design of key commercialization strategies, decisions about key personnel, and approving annual operating and capital budgets. The CODM considers budget-to-actual variances and year over year performance when making decisions supporting resource allocation. The Company manages assets on a consolidated basis as reported on the Condensed Consolidated Balance Sheets.
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
Revenues by geographic region are as follows:

	Three months ended December 31,
	2025	2024
United States	$130.9	$141.7
International(1)	130.3	120.2
Total	$261.2	$261.9

(1)For the three months ended December 31, 2025 and 2024, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues by product line are as follows:

	Three months ended December 31,
	2025	2024
Pen Needles	$185.5	$191.1
Syringes	30.7	28.4
Safety	37.3	34.2
Other(2)	3.6	3.4
Contract Manufacturing	4.1	4.8
Total	$261.2	$261.9

(2)Other includes product sales for swabs and other accessories.
Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended December 31, 2025 and 2024 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2025	2024
Cost of products sold	$0.8	$0.6
Selling and administrative expense	5.0	7.4
Research and development expense	0.1	0.1
Other operating (income) expense, net	—	0.9
Total Stock-Based Compensation Expense	$5.9	$9.0
Tax benefit associated with stock-based compensation costs recognized	$0.8	$1.0
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Equity Awards	$5.9	$8.9
Liability Awards	—	0.1
Total	$5.9	$9.0

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes the Company's total stock-based compensation expense by award type for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Time-Vested Restricted Stock Units (TVUs)	$5.0	$5.6
Performance-Based Restricted Stock Units (PSUs)	0.6	2.9
Stock Appreciation Rights (SARs)	0.3	0.5
Total	$5.9	$9.0
Time Vested Restricted Stock Units ("TVUs")
During the three months ended December 31, 2025, Embecta granted 1,817,448 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.
A summary of TVUs outstanding as of December 31, 2025 and changes during the three months ended December 31, 2025 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	2,055.4	$18.97
Granted*	1,817.4	12.57
Distributed**	(838.5)	20.09
Forfeited, canceled or expired	(19.9)	18.04
Nonvested at December 31	3,014.4	$14.82
Expected to vest at December 31	2,848.7	$14.83

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the three months ended December 31, 2025 is $12.57 and the total fair value of TVUs vested during the three months ended December 31, 2025 is $16.8 million.
At December 31, 2025, the weighted average remaining vesting term of TVUs is 2.3 years.
Performance Based Restricted Stock Units ("PSUs")
During the three months ended December 31, 2025, Embecta granted 1,265,061 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets.
For PSUs awarded in the prior fiscal year, certain performance metrics and targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of December 31, 2025, there were 488,756 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of PSUs outstanding as of December 31, 2025 and changes during the three months ended December 31, 2025 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	272.8	$22.63
Granted*	1,265.1	11.80
Distributed	(279.0)	18.96
Nonvested at December 31	1,258.9	$11.82
Expected to vest at December 31	1,189.6	$11.80

*Includes accumulated nonvested dividend equivalents
At December 31, 2025, the weighted average remaining vesting term of PSUs is 2.1 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of December 31, 2025 and changes during the three months ended December 31, 2025 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,443.3	$29.23
Forfeited, canceled or expired	(17.8)	16.97
Balance at December 31	1,425.5	$29.39	5.6	$—
Vested and expected to vest at December 31	1,423.7	29.39	5.6	$—
Exercisable at December 31	1,392.5	$29.34	5.6	$—

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
No SARs were exercised during the three months ended December 31, 2025.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of December 31, 2025, is approximately $47.5 million which is expected to be recognized over a weighted-average remaining life of approximately 2.3 years. At December 31, 2025, 0.8 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan, as amended.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 10 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	December 31, 2025	September 30, 2025
Amortized intangible assets
Patents – gross	$10.8	$10.8
Less: accumulated amortization	(5.8)	(5.7)
Patents – net	$5.0	$5.1
Customer Relationships and Other – gross	$5.2	$5.3
Less: accumulated amortization	(3.5)	(3.4)
Customer Relationships and Other – net	$1.7	$1.9
Total amortized intangible assets	$6.7	$7.0
Goodwill	15.4	15.4
Total Goodwill and Other Intangible Assets	$22.1	$22.4
Note 11 — Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	December 31, 2025	September 30, 2025
Short-term portion	$10.5	$10.4
Long-term portion	61.2	61.3
Total Capitalized implementation costs	$71.7	$71.7
Less: accumulated amortization	(19.4)	(16.8)
Total Capitalized implementation costs, net	$52.3	$54.9
Costs amortized during the three months ended December 31, 2025 and 2024 are included in Other operating (income) expense, net and were as follows:

	Three months ended December 31,
	2025	2024
Amortization of cloud computing arrangements	$2.6	$2.5
As of December 31, 2025, cloud computing arrangement assets in-service have remaining useful lives of up to seven years.
Note 12 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in March 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of December 31, 2025, no amount has been drawn on the Revolving Credit Facility.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The following is a summary of Embecta's total debt outstanding as of December 31, 2025:

Term Loan due March 2029	$679.3
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,379.3
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(16.9)
Long-term debt	$1,352.9
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. During the three months ended December 31, 2025, the Company recorded approximately $1.9 million of amortization on deferred debt issuance costs and discounts.
During the three months ended December 31, 2025, the Company made interest payments of $13.2 million on debt outstanding. The weighted-average interest rate on total borrowings as of December 31, 2025 is 6.1%.
During the three months ended December 31, 2025, the Company paid an aggregate principal amount of approximately $37.5 million on the Term Loan, of which $35.1 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Condensed Consolidated Statements of Income.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2026	$7.1
2027	9.5
2028	9.5
2029	653.2
2030	700.0
Thereafter	—
The estimated fair value of long-term debt (including current portion) at December 31, 2025 was $1,356.8 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,362.4 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 13 — Earnings per Share
The calculation of earnings per basic and diluted common share for the three months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended December 31,
($ in millions and shares in thousands, except per share amounts)	2025	2024
Net Income	$44.1	$—

Basic weighted average number of shares outstanding	58,796	57,952
Stock awards and equity units (share equivalent)	494	670
Diluted weighted average shares outstanding	59,290	58,622

Earnings per common share - Basic	$0.75	$—
Earnings per common share - Diluted	$0.74	$—

Antidilutive Shares (millions)	2.0	3.0
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
The effective tax rates were 25.1% and 100.0% for the three months ended December 31, 2025 and 2024, respectively. The decrease in the Company's effective tax rate compared to the prior period is primarily due to the level and mix of earnings, lower limitations on the deductibility of interest expense in the U.S. and lower U.S. tax on foreign earnings.
The Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. European Union member states agreed to adopt the OECD’s minimum tax rules, which went into effect for tax years beginning on January 1, 2024 or later. Certain countries have enacted the law changes and other countries are considering changes to their tax laws. The impact of the changes went into effect for the Company beginning in fiscal year 2025. The global minimum tax rules did not have a material impact to our provision for income taxes for the period ended December 31, 2025.
On January 5, 2026, the OECD released the Pillar 2 Side-by-Side Package, which addresses how subsidiaries of U.S. listed companies are taxed under Pillar 2, including the addition of some safe harbors. As countries adopt these rules, the Company will continue to evaluate the future impact of these changes.
On July 4, 2025, the U.S. One Big Beautiful Bill Act ("OBBBA") was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective beginning in fiscal year ended September 30, 2025 and others becoming effective through the fiscal year ended September 30, 2027. OBBBA did not have a material impact to the Company's provision for income taxes for the period ended December 31, 2025.
Note 15 — Receivables Sale Agreement
The Company has established a trade receivables sale agreement with a third-party financial institution to sell certain trade receivables of the Company at a discount on an uncommitted basis. These trade receivable sales are accounted for as a sale of assets, as the Company's continuing involvement is limited to servicing the accounts receivables. The Company receives the sales price, equal to the trade receivable less the applicable discount, at the time of sale.

Dollar amounts are in millions except per share amounts or as otherwise specified.

In connection with the Company's receivables sale agreement, $56.0 million of trade receivables were sold during the three months ended December 31, 2025, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the three months ended December 31, 2025 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows.
Note 16 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2025	September 30, 2025
Cash and equivalents	$201.3	$225.5
Restricted cash	3.1	3.1
Cash and equivalents and restricted cash	$204.4	$228.6
Cash and equivalents as of December 31, 2025 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $0.9 million and $1.8 million for the three months ended December 31, 2025 and 2024, respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance is primarily pledged as collateral for bank guarantees related to certain customer performance guarantees and property leases internationally.
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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of December 31, 2025 and September 30, 2025:

	Hedge Designation	December 31, 2025	September 30, 2025
Foreign exchange contracts(a)	Undesignated	$9.7	$9.7

(a)Represent hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and third-party transactions. Gains and losses on these instruments are recognized immediately in Other income (expense), net. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Gains and losses recognized to date on these instruments were not material to the Company's Condensed Consolidated Financial Statements.
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
In the first three months of fiscal year 2025, the Company recorded non-cash asset impairment charges of $10.4 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.1 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 38.1% for the three months ended December 31, 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.

None of the Company's customers represented at least 10.0% of total gross trade receivables as of December 31, 2025.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Note 17 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	December 31, 2025	September 30, 2025
Land	$3.1	$3.1
Buildings	121.0	121.0
Machinery, equipment and fixtures	592.6	595.4
Leasehold improvements	13.2	13.2
Construction in progress	56.6	58.6
	$786.5	$791.3
Less: accumulated depreciation	(537.6)	(534.1)
Total Property, Plant and Equipment, Net	$248.9	$257.2
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
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	December 31, 2025	September 30, 2025
Finance Leases
Property, Plant, and Equipment, Net	$27.7	$28.3
Total Finance Lease Assets	$27.7	$28.3

Current finance lease liabilities	$3.5	$3.4
Non Current Finance Lease Liabilities	28.2	28.7
Total Finance Lease Liabilities	$31.7	$32.1

Weighted-average remaining lease term (years)	11.3	11.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$19.1	$20.2
Total Operating Lease Assets	$19.1	$20.2

Accrued expenses	$6.7	$6.9
Deferred Income Taxes and Other Liabilities	9.5	10.2
Total Operating Lease Liabilities	$16.2	$17.1

Weighted-average remaining lease term (years)	5.6	5.6
Weighted-average discount rate	6.7%	6.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.

Lease costs incurred are as follows:

		Three months ended December 31,
(in millions)	Classification	2025	2024
Operating lease expense	Selling and administrative and Research and Development expense	$1.7	$2.0
Finance lease cost:
Depreciation of lease assets	Cost of products sold	0.6	0.6
Interest on lease liabilities	Interest expense, net	0.5	0.6
Total lease cost		$2.8	$3.2
Supplemental cash flow information related to leases for the three months ended December 31, 2025 and 2024 were as follows:
For both the three months ended December 31, 2025 and 2024, right of use assets obtained in exchange for lease liabilities were not material.

	December 31, 2025	December 31, 2024
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$1.6	$1.9
Financing cash flows from Finance Lease	0.4	0.3
Operating cash flows from Finance Lease	0.5	0.6

Maturities of the Company's finance and operating lease liabilities as of December 31, 2025 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2026	$2.8	$4.5	$7.3
2027	3.8	2.7	6.5
2028	3.9	2.1	6.0
2029	3.9	2.2	6.1
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$46.7	$19.0	$65.7
Less: amount representing interest	15.0	2.8	17.8
Present value of lease liabilities	$31.7	$16.2	$47.9

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
Company Overview
We are a leading global medical device company focused on providing solutions to improve the health and well-being of people living with diabetes. In the over 100-year history of our business, we believe that our products have become some of the most widely recognized and respected brands in diabetes management in the world. We estimate that our products are used by approximately 30 million people in over 100 countries for insulin administration and to aid with the daily management of diabetes. Our business traces its origins to 1924, when BD developed the first dedicated insulin syringe. Since then, we have built a world-class organization with a unique manufacturing, supply chain and commercial footprint.
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
We continue to monitor the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring the conflicts in the Middle East and Houthi attacks on commercial shipping vessels and other naval vessels. As of February 5, 2026, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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

Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended December 31,
	2025	2024	%
Revenues	$261.2	$261.9	(0.3)%
Cost of products sold	99.5	104.8	(5.1)
Gross Profit	161.7	157.1	2.9
Operating expenses:
Selling and administrative expense	77.6	81.1	(4.3)
Research and development expense	4.6	20.3	(77.3)
Other operating (income) expense, net	(3.8)	27.0	(114.1)
Total Operating Expenses	78.4	128.4	(38.9)
Operating Income	83.3	28.7	190.2
Interest expense, net	(24.1)	(27.9)	(13.6)
Other income (expense), net	(0.3)	(1.5)	(80.0)
Income (Loss) Before Income Taxes	58.9	(0.7)	*
Income tax provision (benefit)	14.8	(0.7)	*
Net Income	$44.1	$—	*

Net Income per common share:
Basic	$0.75	$—	*
Diluted	$0.74	$—	*
* = not meaningful
Three Months Ended December 31, 2025 Summary (on a comparative basis)
Key financial results for the three months ended December 31, 2025 were as follows:
•Revenue decreased by $0.7 million to $261.2 million from $261.9 million;
•Gross profit increased by $4.6 million to $161.7 million from $157.1 million. Gross profit as a percent of revenue was 61.9%, as compared to 60.0% in the prior year comparative period;
•Operating income increased by $54.6 million to $83.3 million from $28.7 million; and
•Net income increased by $44.1 million to $44.1 million from $0.0 million.
Revenues
The Company's revenues decreased by $0.7 million, or 0.3%, to $261.2 million for the three months ended December 31, 2025 as compared to revenues of $261.9 million for the three months ended December 31, 2024. Changes in revenues are driven by the volume of goods that the Company sells, the prices it negotiates with customers, and changes in foreign exchange rates. The decrease in revenues was driven by $7.8 million of unfavorable changes in price and a $0.7 million decrease in contract manufacturing revenues related to sales of non-diabetes products to BD, partially offset by $4.6 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar and $3.2 million of favorable changes in volume.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cost of products sold
Cost of products sold decreased by $5.3 million, or 5.1%, to $99.5 million for the three months ended December 31, 2025 as compared to $104.8 million for the three months ended December 31, 2024. Cost of products sold as a percentage of revenues was 38.1% for the three months ended December 31, 2025 as compared to 40.0% for the three months ended December 31, 2024. The decrease in cost of products sold for the three month comparative period was primarily driven by impairment charges recorded in the prior period to write down the carrying value of certain property and equipment with no comparable impairment charges in the current period.
Selling and administrative expenses
Selling and administrative expenses decreased by $3.5 million, or 4.3%, to $77.6 million for the three months ended December 31, 2025 as compared to $81.1 million for the three months ended December 31, 2024. The decrease for the three month comparative period was primarily driven by lower compensation expense in the current period.
Research and development expenses
Research and development expenses decreased by $15.7 million, or 77.3%, to $4.6 million for the three months ended December 31, 2025 as compared to $20.3 million for the three months ended December 31, 2024. The decrease for the three month comparative period was primarily driven by expenses incurred in connection with the development of our insulin patch pump program in the prior year before the decision was made to discontinue the program. There were no comparable expenses associated with the patch pump program in the current year.
Other operating (income) expense, net
Other operating (income) expense, net are as follows:

	2025	2024
Costs related to the Separation	$3.1	$10.4
Amortization of cloud computing arrangements	2.6	2.5
Costs associated with the discontinued patch pump program	—	14.3
Gain on sale of certain intellectual property rights and long-lived assets	(10.1)	—
Other	0.6	(0.2)
Total	$(3.8)	$27.0
Other operating (income) expense, net incurred primarily consist of the following:
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
•Costs recognized associated with the amortization of cloud computing arrangements; and
•A gain on the sale of certain intellectual property rights and long-lived assets associated with the patch pump program.
Interest expense, net
Interest expense, net decreased by $3.8 million to $24.1 million for the three months ended December 31, 2025 as compared to $27.9 million for the three months ended December 31, 2024. The decrease for the three month comparative period was primarily driven by lower debt levels and lower short-term interest rates in the current period as compared to the prior period. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2026. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Other income (expense), net
Other income (expense), net was $(0.3) million and $(1.5) million for the three months ended December 31, 2025 and 2024, respectively. Other income (expense), net did not materially change in the current period as compared to the prior year period.
Income tax provision (benefit)
The effective tax rates were 25.1% and 100.0% for the three months ended December 31, 2025 and 2024, respectively. The decrease in the Company's effective tax rate compared to the prior period is primarily due to the level and mix of earnings, lower limitations on the deductibility of interest expense in the U.S. and lower U.S. tax on foreign earnings.
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
The following is a summary of Embecta's total debt outstanding as of December 31, 2025:

Term Loan	$679.3
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,379.3
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(16.9)
Long-term debt	$1,352.9
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2026	$7.1
2027	9.5
2028	9.5
2029	653.2
2030	700.0
Thereafter	—
Certain measures relating to our total debt outstanding as of December 31, 2025 were as follows:

Total debt	$1,362.4

Short-term debt as a percentage of total debt	0.7%
Weighted average cost of total debt	6.1%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of December 31, 2025, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.

Dollar amounts are in millions except per share amounts or as otherwise specified.

During the three months ended December 31, 2025, the Company paid an aggregate principal amount of approximately $37.5 million on the Term Loan, of which $35.1 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Condensed Consolidated Statements of Income.
During the three months ended December 31, 2025, the Company made interest payments of $13.2 million on debt outstanding.
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
Leases
Maturities of our finance lease and operating lease liabilities as of December 31, 2025 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2026	$2.8	$4.5	$7.3
2027	3.8	2.7	6.5
2028	3.9	2.1	6.0
2029	3.9	2.2	6.1
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$46.7	$19.0	$65.7
For additional information related to our leases, refer to Note 18 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Receivables Sale Agreement
The Company has established a trade receivables sale agreement with a third-party financial institution to sell certain trade receivables of the Company at a discount on an uncommitted basis. These trade receivable sales are accounted for as a sale of assets, as the Company's continuing involvement is limited to servicing the accounts receivables. The Company receives the sales price, equal to the trade receivable less the applicable discount, at the time of sale.
In connection with the Company's receivables sale agreement, $56.0 million of trade receivables were sold during the three months ended December 31, 2025, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the three months ended December 31, 2025 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows.
Access to Capital and Credit Ratings
In May 2025 and January 2026, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates and reaffirmed our preexisting credit ratings. Our Moody's Investors Services credit rating is B1 and our Standard & Poor's Rating Services credit rating is B+.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cash and equivalents and restricted cash were $204.4 million as of December 31, 2025 as compared to $228.6 million as of September 30, 2025.
The primary uses of cash that contributed to the $24.2 million decrease were:

September 30, 2025 Cash and equivalents and restricted cash balance	$228.6
Cash provided by operating activities	17.2
Cash provided by investing activities	9.5
Cash used for financing activities	(51.6)
Effect of exchange rate changes on cash and equivalents and restricted cash	0.7
December 31, 2025 Cash and equivalents and restricted cash balance	$204.4
Net cash provided by operating activities was primarily attributable to:

Net Income	$44.1
Adjustments related to depreciation and amortization, impairment of property, plant and equipment, gain on sale of certain intellectual property rights and long-lived assets, stock-based compensation, and deferred income taxes	14.0
Change in accounts payable and accrued expenses	(23.8)
Change in trade receivables	(12.0)
Change in inventories	(3.5)
Change in amounts due from/due to Becton, Dickinson and Company	—
Change in prepaid expenses and other	2.0
Change in income and other net taxes payable	(1.8)
Change in other assets and liabilities, net	(1.8)
Net cash provided by operating activities	$17.2
The change in accounts payable and accrued expenses is primarily attributed to timing of payments to vendors and annual bonus payments.
The change in trade receivables is primarily attributed to the timing of sales and receivables factored.
The change in inventories is primarily attributed to timing of purchases, production, and sales of our inventories.
Certain amounts previously presented within Amounts due from Becton, Dickinson and Company and Amounts due to Becton, Dickinson and Company are presented within Trade receivables, net and Accounts Payable, respectively, beginning October 1, 2025 within the Condensed Consolidated Balance Sheets. Changes in working capital associated with the agreements referenced in Note 3 to the Condensed Consolidated Financial Statements are reflected within the change in trade receivables and accounts payable and accrued expenses, respectively.
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
Net cash provided by investing activities for the three months ended December 31, 2025 was comprised of proceeds from the sale of certain intellectual property rights and long-lived assets of $10.1 million offset by capital expenditures of $0.6 million to support our business and operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net cash used for financing activities was primarily attributable to:

Dividend payments	$(8.9)
Payments on long-term debt	(37.5)
Payments related to tax withholding for stock-based compensation	(4.8)
Payments on finance lease	(0.4)
Net cash used for financing activities	$(51.6)
Contractual Obligations
Our contractual obligations as of December 31, 2025, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2025 Form 10-K for further details. As of December 31, 2025, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the Consolidated Financial Statements included in the 2025 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no changes to our critical accounting policies as of December 31, 2025.
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
There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” included within the 2025 Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in information reported since the filing of the 2025 Form 10-K except as follows:
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
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at December 31, 2025, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $6.8 million on an annualized basis. To the extent we borrow on our Revolving Credit Facility, we will be subject to risks related to changes in SOFR.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by Embecta's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of December 31, 2025, the Company's Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2025 Form 10-K.
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

EMBECTA CORP.

Date: February 5, 2026	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2026	By:	/s/ Anthony Roth
	Name:	Anthony Roth
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)