Form 10-Q
period 2026-03-31
Embecta Corp.
filed 2026-05-05
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of April 28, 2026 was 59,327,677 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended March 31, 2026

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of (Loss) Income
Embecta Corp.
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenues	$221.8	$259.0	$483.0	$520.9
Cost of products sold	94.0	94.9	193.5	199.7
Gross Profit	$127.8	$164.1	$289.5	$321.2
Operating expenses:
Selling and administrative expense	76.2	79.6	153.8	160.7
Research and development expense	5.4	8.0	10.0	28.3
Other operating expense, net	11.2	13.6	7.4	40.6
Total Operating Expenses	$92.8	$101.2	$171.2	$229.6
Operating Income	$35.0	$62.9	$118.3	$91.6
Interest expense, net	(22.6)	(26.7)	(46.7)	(54.6)
Other income (expense), net	(2.9)	(0.4)	(3.2)	(1.9)
Income Before Income Taxes	$9.5	$35.8	$68.4	$35.1
Income tax provision	13.6	12.3	28.4	11.6
Net (Loss) Income	$(4.1)	$23.5	$40.0	$23.5

Net (Loss) Income per common share:
Basic	$(0.07)	$0.40	$0.68	$0.40
Diluted	$(0.07)	$0.40	$0.67	$0.40
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive (Loss) Income
Embecta Corp.
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Net (Loss) Income	$(4.1)	$23.5	$40.0	$23.5
Other Comprehensive (Loss) Income, net of tax
Benefit plan net gain and prior service credit, net of amortization	—	—	0.3	—
Foreign currency translation adjustments	(5.6)	11.4	(4.7)	(15.5)
Other Comprehensive (Loss) Income, net of tax	$(5.6)	$11.4	$(4.4)	$(15.5)
Comprehensive (Loss) Income	$(9.7)	$34.9	$35.6	$8.0
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$184.9	$225.5
Restricted cash	8.5	3.1
Trade receivables, net (net of allowance for doubtful accounts of $2.2 million and $1.8 million as of March 31, 2026 and September 30, 2025, respectively)	147.1	145.6
Inventories:
Materials	52.5	50.0
Work in process	13.3	11.7
Finished products	126.8	116.9
Total Inventories	$192.6	$178.6
Amounts due from Becton, Dickinson and Company	—	3.3
Prepaid expenses and other	75.0	75.3
Total Current Assets	$608.1	$631.4
Property, Plant and Equipment, Net	237.5	257.2
Goodwill and Intangible Assets	21.9	22.4
Deferred Income Taxes and Other Assets	161.8	179.9
Total Assets	$1,029.3	$1,090.9
Liabilities and Equity
Current Liabilities
Accounts payable	$79.7	$74.2
Accrued expenses	113.8	98.9
Amounts due to Becton, Dickinson and Company	—	16.3
Salaries, wages and related items	34.6	49.4
Current debt obligations	9.5	9.5
Current finance lease liabilities	3.5	3.4
Income taxes	6.2	9.8
Total Current Liabilities	$247.3	$261.5
Deferred Income Taxes and Other Liabilities	63.4	62.6
Long-Term Debt	1,316.9	1,388.7
Non Current Finance Lease Liabilities	27.8	28.7
Contingencies (Note 6)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 59,327,677 as of March 31, 2026 and 58,496,113 as of September 30, 2025	$0.6	$0.6
Additional paid-in capital	88.0	80.0
Accumulated deficit	(424.7)	(445.6)
Accumulated other comprehensive loss	(290.0)	(285.6)
Total Equity	$(626.1)	$(650.6)
Total Liabilities and Equity	$1,029.3	$1,090.9
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2025	58,131,759	$0.6	$58.2	$(507.9)	$(319.7)	$(768.8)
Net Income	—	—	—	23.5	—	23.5
Other comprehensive income, net of taxes	—	—	—	—	11.4	11.4
Stock-based compensation plans	—	—	7.3	—	—	7.3
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.4	(9.1)	—	(8.7)
Issuance of shares related to stock-based compensation plans	195,256	—	(0.9)	—	—	(0.9)
Balance at March 31, 2025	58,327,015	$0.6	$65.0	$(493.5)	$(308.3)	$(736.2)

Balance at January 1, 2026	59,211,992	$0.6	$81.8	$(411.1)	$(284.4)	$(613.1)
Net Loss	—	—	—	(4.1)	—	(4.1)
Other comprehensive (loss), net of taxes	—	—	—	—	(5.6)	(5.6)
Stock-based compensation plans	—	—	5.7	—	—	5.7
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.6	(9.5)	—	(8.9)
Issuance of shares related to stock-based compensation plans	115,685	—	(0.1)	—	—	(0.1)
Balance at March 31, 2026	59,327,677	$0.6	$88.0	$(424.7)	$(290.0)	$(626.1)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net Income	—	—	—	23.5	—	23.5
Other comprehensive (loss), net of taxes	—	—	—	—	(15.5)	(15.5)
Stock-based compensation plans	—	—	16.2	—	—	16.2
Dividends and dividend equivalents declared ($0.30 per share)	—	—	0.9	(18.4)	—	(17.5)
Issuance of shares related to stock-based compensation plans	619,730	—	(4.6)	—	—	(4.6)
Balance at March 31, 2025	58,327,015	$0.6	$65.0	$(493.5)	$(308.3)	$(736.2)

Balance at October 1, 2025	58,496,113	$0.6	$80.0	$(445.6)	$(285.6)	$(650.6)
Net Income	—	—	—	40.0	—	40.0
Other comprehensive (loss), net of taxes	—	—	—	—	(4.4)	(4.4)
Stock-based compensation plans	—	—	11.6	—	—	11.6
Dividends and dividend equivalents declared ($0.30 per share)	—	—	1.3	(19.1)	—	(17.8)
Issuance of shares related to stock-based compensation plans	831,564	—	(4.9)	—	—	(4.9)
Balance at March 31, 2026	59,327,677	$0.6	$88.0	$(424.7)	$(290.0)	$(626.1)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Operating Activities
Net Income	$40.0	$23.5
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	20.5	18.4
Amortization of debt issuance costs	3.8	4.1
Impairment of property, plant and equipment	0.5	10.4
Gain on sale of certain intellectual property rights and long-lived assets	(10.1)	—
Amortization of cloud computing arrangements	5.2	5.2
Stock-based compensation	11.6	16.2
Deferred income taxes	9.8	5.6
Change in operating assets and liabilities:
Trade receivables, net	(0.7)	3.7
Inventories	(17.4)	(2.0)
Due from/due to Becton, Dickinson and Company	—	15.3
Prepaid expenses and other	4.7	13.5
Accounts payable, accrued expenses and other current liabilities	(15.0)	(60.5)
Income and other net taxes payable	(4.5)	(26.8)
Other assets and liabilities, net	(0.1)	(0.1)
Net cash provided by operating activities	$48.3	$26.5
Investing Activities
Capital expenditures	$(1.1)	$(1.6)
Proceeds from the sale of certain intellectual property rights and long-lived assets	10.1	—
Net cash provided by (used for) investing activities	$9.0	$(1.6)
Financing Activities
Payments on long-term debt	$(75.0)	$(59.8)
Payments related to tax withholding for stock-based compensation	(4.9)	(4.6)
Payments on finance lease	(0.8)	(0.6)
Dividend payments	(17.8)	(17.5)
Change in unremitted cash collections from servicing factored receivables	5.4	—
Net cash used for financing activities	$(93.1)	$(82.5)
Effect of exchange rate changes on cash and equivalents and restricted cash	0.6	(4.3)
Net Change in Cash and equivalents and restricted cash	$(35.2)	$(61.9)
Opening Cash and equivalents and restricted cash	228.6	274.2
Closing Cash and equivalents and restricted cash	$193.4	$212.3
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
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the second quarter of fiscal year 2026.
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

Note 3 — Acquisition
Pending Acquisition
On March 19, 2026, the Company entered into a definitive agreement to acquire Owen Mumford Holdings Limited (the "Purchase Agreement") for approximately £150 million. Owen Mumford Holdings Limited (“OM”) is a privately held, UK-based innovator and manufacturer of medical devices and drug-delivery technologies. Under the terms of the Purchase Agreement, the Company will acquire OM for an upfront cash payment of £100 million at closing (subject to customary adjustments, including for closing net cash), and will pay up to an additional £50 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform through the period ending June 30, 2029. All closing conditions and regulatory approvals have been satisfied and the transaction is expected to close within the third fiscal quarter of 2026.
Note 4 — Third Party Arrangements
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
Amounts associated with the above agreements are included in the Condensed Consolidated Balance Sheets. Certain amounts previously presented within Amounts due from Becton, Dickinson and Company and Amounts due to Becton, Dickinson and Company are presented within Trade receivables, net and Accounts Payable, respectively, beginning October 1, 2025. As of March 31, 2026, $6.1 million was in Trade receivables, net and $20.4 million was in Accounts payable.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 5 — Business Restructuring Charges
On November 22, 2024, the Company’s Board of Directors approved a plan to discontinue internal and external investment in the research and development of the Company's patch pump program (the "Patch Pump Restructuring Plan"). The actions under the Patch Pump Restructuring Plan were substantially complete as of September 30, 2025.
During the second quarter of fiscal year 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to streamline the organization and optimize resources. The actions under the 2025 Restructuring Plan were substantially complete as of September 30, 2025.
Charges incurred related to the restructuring programs for the three and six month periods ended March 31, 2026 were not material to the Company’s Condensed Consolidated Financial Statements.
The following table summarizes the charges related to the restructuring programs by type of cost for the periods ended:

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
	Employee Termination	Non-Employee Related	Total	Employee Termination	Non-Employee Related	Total
Cost of products sold	$0.1	$—	$0.1	$0.3	$6.1	$6.4
Selling and administrative expense	0.4	—	0.4	0.6	—	0.6
Research and development expense	4.3	—	4.3	6.6	4.3	10.9
Other operating expense, net	5.3	(0.6)	4.7	14.2	4.7	18.9
	$10.1	$(0.6)	$9.5	$21.7	$15.1	$36.8
Employee termination costs are associated with actual headcount reductions, including involuntary headcount reductions which were probable and could be reasonably estimated.
Non-employee related costs are associated with termination of contracts and long-lived asset impairments are discussed further in Note 17.
The restructuring reserve balances as of March 31, 2026 and September 30, 2025 were not material to the Company’s Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 6 — Other Operating Expense, Net
The following table presents the income and expenses recorded for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Costs related to the Separation	$2.2	$6.2	$5.3	$16.6
Amortization of cloud computing arrangements	2.6	2.7	5.2	5.2
Costs associated with the discontinued patch pump program	0.1	1.0	0.1	15.3
Business optimization and severance related costs	—	3.6	—	3.6
Gain on sale of certain intellectual property rights and long-lived assets	—	—	(10.1)	—
Acquisition-related costs	5.6	—	5.6	—
Other	0.7	0.1	1.3	(0.1)
Total	$11.2	$13.6	$7.4	$40.6
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
For both the three and six months ended March 31, 2026 and 2025, the Company recognized costs associated with the amortization of cloud computing arrangements which is further discussed in Note 12.
For the three and six months ended March 31, 2026 and 2025, the Company recognized costs associated with the discontinuation of the patch pump program which is further discussed in Note 5.
During the six months ended March 31, 2026, the Company executed an agreement with a third party to sell certain intellectual property rights and long-lived assets associated with the patch pump program and recorded a gain on sale of $10.1 million.
For the three and six months ended March 31, 2026, the Company recognized acquisition-related costs associated with the pending acquisition of Owen Mumford.
Note 7 — Contingencies
The Company was not a party to any material legal proceedings at March 31, 2026 or September 30, 2025, nor is it a party to any material legal proceedings as of the date of issuance of these Condensed Consolidated Financial Statements.
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
The Company’s liability attributed to variable consideration at March 31, 2026 and September 30, 2025 was $126.2 million and $113.7 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended March 31, 2026 and 2025 were $156.8 million and $143.2 million, respectively. Sales deductions recorded as a reduction of gross revenues for the six months ended March 31, 2026 and 2025 were $316.7 million and $293.3 million, respectively.
Disaggregation of Revenues
Disaggregation of revenue by geographic region and product line is provided within Note 9.
Note 9 — Segment and Geographical Data
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
Revenues by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
United States	$95.4	$135.2	$226.3	$276.9
International (1)	126.4	123.8	256.7	244.0
Total	$221.8	$259.0	$483.0	$520.9

(1)For the three and six months ended March 31, 2026 and 2025, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues by product line are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Pen Needles	$154.7	$188.3	$340.2	$379.4
Syringes	26.3	28.8	57.0	57.2
Safety	34.3	34.2	71.6	68.4
Other (2)	4.0	3.3	7.6	6.7
Contract Manufacturing	2.5	4.4	6.6	9.2
Total	$221.8	$259.0	$483.0	$520.9

(2)Other includes product sales for swabs and other accessories.
Note 10 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended March 31, 2026 and 2025 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Cost of products sold	$0.9	$0.6	$1.7	$1.2
Selling and administrative expense	4.7	4.7	9.7	12.1
Research and development expense	0.1	0.1	0.2	0.2
Other operating expense, net	—	1.9	—	2.8
Total Stock-Based Compensation Expense	$5.7	$7.3	$11.6	$16.3
Tax benefit associated with stock-based compensation costs recognized	$0.7	$1.0	$1.5	$2.0
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Equity Awards	$5.7	$7.3	$11.6	$16.2
Liability Awards	—	—	—	0.1
Total	$5.7	$7.3	$11.6	$16.3

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes the Company's total stock-based compensation expense by award type for the three and six months ended March 31, 2026 and 2025:

	Three months ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Time-Vested Restricted Stock Units (TVUs)	$4.9	$6.2	$9.9	$11.8
Performance-Based Restricted Stock Units (PSUs)	0.7	0.4	1.3	3.3
Stock Appreciation Rights (SARs)	0.1	0.7	0.4	1.2
Total	$5.7	$7.3	$11.6	$16.3
Time Vested Restricted Stock Units ("TVUs")
During the six months ended March 31, 2026, Embecta granted 2,051,995 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.
A summary of TVUs outstanding as of March 31, 2026 and changes during the six months ended March 31, 2026 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	2,055.4	$18.97
Granted*	2,052.0	12.37
Distributed**	(953.9)	19.67
Forfeited, canceled or expired	(181.5)	15.41
Nonvested at March 31	2,972.0	$14.44
Expected to vest at March 31	2,808.9	$14.44

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the six months ended March 31, 2026 is $12.37 and the total fair value of TVUs vested during the six months ended March 31, 2026 is $19.0 million.
At March 31, 2026, the weighted average remaining vesting term of TVUs is 1.9 years.
Performance Based Restricted Stock Units ("PSUs")
During the six months ended March 31, 2026, Embecta granted 1,292,948 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets.
For PSUs awarded in the prior fiscal year, certain performance metrics and targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of March 31, 2026, there were 468,922 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of PSUs outstanding as of March 31, 2026 and changes during the six months ended March 31, 2026 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	272.8	$22.63
Granted*	1,292.9	11.80
Distributed	(285.3)	18.80
Forfeited, canceled or expired	(67.0)	10.86
Nonvested at March 31	1,213.4	$10.97
Expected to vest at March 31	1,146.6	$11.79

*Includes accumulated nonvested dividend equivalents
At March 31, 2026, the weighted average remaining vesting term of PSUs is 1.9 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of March 31, 2026 and changes during the six months ended March 31, 2026 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,443.3	$29.23
Forfeited, canceled or expired	(17.8)	16.97
Balance at March 31	1,425.5	$29.39	5.4	$—
Vested and expected to vest at March 31	1,423.7	29.39	5.4	$—
Exercisable at March 31	1,392.5	$29.34	5.3	$—

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
No SARs were exercised during the six months ended March 31, 2026.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of March 31, 2026, is approximately $39.8 million which is expected to be recognized over a weighted-average remaining life of approximately 2.1 years. At March 31, 2026, 3.2 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan, as amended.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 11 — Goodwill and Other Intangible Assets
Goodwill and Other Intangible Assets consisted of:

	March 31, 2026	September 30, 2025
Amortized intangible assets
Patents – gross	$10.8	$10.8
Less: accumulated amortization	(6.0)	(5.7)
Patents – net	$4.8	$5.1
Customer Relationships and Other – gross	$5.2	$5.3
Less: accumulated amortization	(3.5)	(3.4)
Customer Relationships and Other – net	$1.7	$1.9
Total amortized intangible assets	$6.5	$7.0
Goodwill	15.4	15.4
Total Goodwill and Other Intangible Assets	$21.9	$22.4
Note 12 — Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	March 31, 2026	September 30, 2025
Short-term portion	$10.5	$10.4
Long-term portion	61.6	61.3
Total Capitalized implementation costs	$72.1	$71.7
Less: accumulated amortization	(22.0)	(16.8)
Total Capitalized implementation costs, net	$50.1	$54.9
Costs amortized during the three and six months ended March 31, 2026 and 2025 are included in Other operating expense, net and were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Amortization of cloud computing arrangements	$2.6	$2.7	$5.2	$5.2
As of March 31, 2026, cloud computing arrangement assets in-service have remaining useful lives of up to six years.
Note 13 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and
•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in March 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the credit agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of March 31, 2026, no amount has been drawn on the Revolving Credit Facility.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2026, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The following is a summary of Embecta's total debt outstanding as of March 31, 2026:

Term Loan due March 2029	$641.8
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Total principal debt issued	$1,341.8
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(15.4)
Long-term debt	$1,316.9
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. During the six months ended March 31, 2026, the Company recorded approximately $3.8 million of amortization on deferred debt issuance costs and discounts.
During the six months ended March 31, 2026, the Company made interest payments of $44.1 million on debt outstanding. The weighted-average interest rate on total borrowings as of March 31, 2026 is 6.1%.
During the six months ended March 31, 2026, the Company paid an aggregate principal amount of approximately $75.0 million on the Term Loan, of which $70.3 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Condensed Consolidated Statements of Income.
The schedule of principal payments required on long-term debt for the next five fiscal years and thereafter is as follows:

2026	$4.8
2027	9.5
2028	9.5
2029	618.0
2030	700.0
Thereafter	—
The estimated fair value of long-term debt (including current portion) at March 31, 2026 was $1,294.8 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,326.4 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 14 — (Loss) Earnings per Share
The calculation of (Loss) Earnings per basic and diluted common share for the three and six months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in millions and shares in thousands, except per share amounts)	2026	2025	2026	2025
Net (Loss) Income	$(4.1)	$23.5	$40.0	$23.5

Basic weighted average number of shares outstanding	59,299	58,290	59,044	58,119
Stock awards and equity units (share equivalent)	—	257	682	537
Diluted weighted average shares outstanding	59,299	58,547	59,726	58,656

(Loss) Earnings per common share - Basic	$(0.07)	$0.40	$0.68	$0.40
(Loss) Earnings per common share - Diluted	$(0.07)	$0.40	$0.67	$0.40

Antidilutive Shares (millions)	4.1	3.9	1.8	2.5
(Loss) Earnings per diluted share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of (Loss) Earnings per diluted share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
Note 15 — Income Taxes
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
The effective tax rates were 143.2% and 34.4% for the three months ended March 31, 2026 and 2025, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the tax impacts from changes in the level and mix of earnings and higher non-deductible costs.
The effective tax rates were 41.5% and 33.0% for the six months ended March 31, 2026 and 2025, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the change in mix of earnings and higher non-deductible costs.
The Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. European Union member states agreed to adopt the OECD’s minimum tax rules, which went into effect for tax years beginning on January 1, 2024 or later. Certain countries have enacted the law changes and other countries are considering changes to their tax laws. The impact of the changes went into effect for the Company beginning in fiscal year 2025. The global minimum tax rules did not have a material impact to the Company's provision for income taxes for the three and six month periods ended March 31, 2026 and 2025.
On January 5, 2026, the OECD released the Pillar 2 Side-by-Side Package, which addresses how subsidiaries of U.S. listed companies are taxed under Pillar 2, including the addition of some safe harbors. As countries adopt these rules, the Company will continue to evaluate the future impact of these changes.
On July 4, 2025, the U.S. One Big Beautiful Bill Act ("OBBBA") was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective beginning in the fiscal year ended September 30, 2025 and others becoming effective through the fiscal year ending September 30, 2027. OBBBA did not have a material impact to the Company's provision for income taxes for the three and six month periods ended March 31, 2026 and 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 16 — Receivables Sale Agreement
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
In connection with the Company's receivables sale agreement, $120.3 million of trade receivables were sold during the six months ended March 31, 2026, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the six months ended March 31, 2026 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2026, the Company had collected $5.4 million, on behalf of the financial institution, which is reflected as Restricted cash and the related obligation to remit the cash within Accrued expenses. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
Note 17 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and Restricted cash reported within the Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	September 30, 2025
Cash and equivalents	$184.9	$225.5
Restricted cash	8.5	3.1
Cash and equivalents and restricted cash	$193.4	$228.6
Cash and equivalents as of March 31, 2026 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy. Interest income on Cash and equivalents was $0.7 million and $1.6 million for the three and six months ended March 31, 2026, and $1.3 million and $3.1 million for the three and six months ended March 31, 2025, respectively, and is included as a component of Interest expense, net. Restricted cash consists of cash not readily available for use in the Company's operating activities. The Company's restricted cash balance consists of amounts pledged as collateral for bank guarantees related to certain customer performance guarantees, international property leases, and amounts collected on behalf of the financial institution, which have yet to be remitted associated with the Company's trade receivables sale agreement.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Foreign Currency Risks and Related Strategies
The Company has foreign currency exposures throughout Europe, Asia, Canada and Latin America. Transactional currency exposures that arise from entering into transactions, generally on an intercompany basis, in non-hyperinflationary countries that are denominated in currencies other than the functional currency are mitigated, in part, through the use of forward contracts.
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of March 31, 2026 and September 30, 2025:

	Hedge Designation	March 31, 2026	September 30, 2025
Foreign exchange contracts(a)	Undesignated	$82.7	$9.7
Foreign exchange contracts(b)	Undesignated	167.9	—

(a)Represents hedges of transactional foreign exchange exposures resulting primarily from intercompany payables and third-party transactions. Gains and losses on these instruments are recognized immediately in Other income (expense), net. These gains and losses are largely offset by gains and losses on the underlying hedged items, as well as the hedging costs associated with the derivative instruments. Gains and losses recognized to date on these instruments were not material to the Company's Condensed Consolidated Financial Statements.
(b)Represents hedges of the British pound sterling denominated purchase price of the pending acquisition of Owen Mumford entered during the second quarter of fiscal year 2026. Gains and losses on these instruments are recognized immediately in Other income (expense), net. Gains and losses recognized to date on these instruments were not material to the Company's Condensed Consolidated Financial Statements.
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
In the first half of fiscal year 2025, the Company recorded non-cash asset impairment charges of $10.4 million to write down the carrying value of certain property and equipment as a result of the Company's plan to discontinue the patch pump program. $6.1 million was recorded to Cost of products sold and $4.3 million was recorded to Research and development expense. The amount recognized was recorded to adjust the carrying amount of assets to the assets' fair values, which were estimated, based upon a market participant's perspective, using Level 3 measurements, including values estimated using the income approach.
Concentration of Credit Risk
Three of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 39.1% for the three months ended March 31, 2026, and three of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 38.0% of total revenues for the six months ended March 31, 2026.
One of the Company's customers represented at least 10.0% of total gross trade receivables individually and represented approximately 14.8% as of March 31, 2026.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 18 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	March 31, 2026	September 30, 2025
Land	$3.1	$3.1
Buildings	116.8	121.0
Machinery, equipment and fixtures	569.9	595.4
Leasehold improvements	6.0	13.2
Construction in progress	56.5	58.6
	$752.3	$791.3
Less: accumulated depreciation	(514.8)	(534.1)
Total Property, Plant and Equipment, Net	$237.5	$257.2
Note 19 — Leases
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
Operating Leases
The Company's operating leases primarily relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	March 31, 2026	September 30, 2025
Finance Leases
Property, Plant, and Equipment, Net	$27.1	$28.3
Total Finance Lease Assets	$27.1	$28.3

Current finance lease liabilities	$3.5	$3.4
Non Current Finance Lease Liabilities	27.8	28.7
Total Finance Lease Liabilities	$31.3	$32.1

Weighted-average remaining lease term (years)	11.0	11.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$17.5	$20.2
Total Operating Lease Assets	$17.5	$20.2

Accrued expenses	$5.6	$6.9
Deferred Income Taxes and Other Liabilities	9.2	10.2
Total Operating Lease Liabilities	$14.8	$17.1

Weighted-average remaining lease term (years)	5.8	5.6
Weighted-average discount rate	7.2%	6.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.

Lease costs incurred are as follows:

		Three months ended March 31,
(in millions)	Classification	2026	2025
Operating lease expense	Selling and administrative and Research and Development expense	$2.9	$2.9
Finance lease cost:
Depreciation of lease assets	Cost of products sold	1.2	1.2
Interest on lease liabilities	Interest expense, net	1.1	1.1
Total lease cost		$5.2	$5.2
Supplemental cash flow information related to leases for the six months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$2.8	$2.9
Financing cash flows from Finance Lease	0.8	0.6
Operating cash flows from Finance Lease	1.1	1.1
For both the three and six months ended March 31, 2026 and 2025, right of use assets obtained in exchange for lease liabilities were not material.
Maturities of the Company's finance and operating lease liabilities as of March 31, 2026 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2026	$1.9	$3.0	$4.9
2027	3.8	3.3	7.1
2028	3.9	2.1	6.0
2029	3.9	2.2	6.1
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$45.8	$18.1	$63.9
Less: amount representing interest	14.5	3.3	17.8
Present value of lease liabilities	$31.3	$14.8	$46.1
Note 20 — Subsequent Events
Stock Repurchase Program
In May 2026, the Company announced that the Board of Directors approved a three-year $100.0 million stock repurchase authorization (the “Repurchase Program”) of common stock in accordance with applicable securities laws. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
Common Stock Dividend
In May 2026, the Board of Directors approved a reduction in the quarterly cash dividend from $0.15 to $0.01 per share of common stock. The dividend is payable on June 15, 2026 to stockholders of record as of May 28, 2026.

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
Pricing and Volume Pressures. We face significant pricing pressures from competitors in the pen needle and insulin syringe categories who not only can provide competitive products at lower costs, but also provide payors and customers with more choices for formulary partners in these categories. As a result, select distributors and retailers, especially in the United States, can exercise substantial pricing pressure power in view of the competitive nature of our business which can significantly affect sales volume and market share. In addition, the increased scrutiny by regulators on healthcare spending, which accelerated in light of the COVID-19 pandemic, along with a shift towards volume-based procurement and group purchasing organizations, which generally values lower cost over product features, benefits and quality, have placed significant pressure on Embecta to lower price in both developed and emerging markets. These trends may reduce our operating margins, which are only partially offset by our ability to differentiate our products and sell at higher prices.
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
Global Trade. The current global economic environment has been recently influenced by rapidly changing tariff policies instituted by the United States government and foreign governments. As a global company that both imports raw materials and products into the U.S. and distributes raw materials and products originating from the U.S. to global manufacturing sites and markets, these tariffs may have a financial impact on our cost of goods, our profit margins, our business generally and our global distribution strategy. These tariffs may cause foreign governments and private purchasers to consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products resulting in the additional possibility that local manufacturers, brands and other competitors may engage in aggressive

Dollar amounts are in millions except per share amounts or as otherwise specified.

competitive pricing to take advantage of the uncertain global trade environment and transition customers away from global manufacturers, all of which may impact the Company’s business and operations.
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
Recent Developments
We continue to face increases in the cost and disrupted availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. To date we have been able to successfully mitigate this disruption and provide uninterrupted supply to our customers by increasing our inventory levels and taking other measures. Given our global business, we expect tariffs announced over the past year will result in additional cost for us and our suppliers, and there is the potential that such tariffs may influence future decisions by foreign governments and private purchasers to source non-U.S., “locally” manufactured products instead of products originating from certain countries (including the U.S.) and that local manufacturers, brands and other competitors may engage in aggressive competitive pricing or other strategies to take advantage of the uncertain global trade environment and transition customers away from global manufacturers. We will continue to monitor the evolving tariff environment and we will focus on optimizing operations and leveraging existing strategies to reduce the impact from tariffs.
We continue to monitor global conflicts, including activity in the Middle East and Houthi attacks on commercial shipping vessels and other naval vessels, and the associated sanctions and other restrictions. As of May 5, 2026, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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
On March 19, 2026, we entered into a definitive agreement to acquire Owen Mumford Holdings Limited (the "Purchase Agreement") for approximately £150 million. Owen Mumford Holdings Limited (“OM”) is a privately held, UK-based innovator and manufacturer of medical devices and drug-delivery technologies. Under the terms of the Purchase Agreement, we will acquire OM for an upfront cash payment of £100 million at closing (subject to customary adjustments, including for closing net cash), and will pay up to an additional £50 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform through the period ending June 30, 2029. The transaction is expected to close within the third fiscal quarter of 2026.
In May 2026, the Company announced that the Board approved a three-year $100.0 million stock repurchase authorization (the “Repurchase Program”) of common stock in accordance with applicable securities laws. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
In May 2026, the Board of Directors approved a reduction in the quarterly cash dividend from $0.15 to $0.01 per share of common stock. The dividend is payable on June 15, 2026 to stockholders of record as of May 28, 2026.
In May 2026, we initiated a review of our cost structure and organizational footprint.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Results of Operations
Our unaudited Condensed Consolidated Statements of (Loss) Income are as follows:

	Three months ended March 31,			Six months ended March 31,
	2026	2025	%	2026	2025	%
Revenues	$221.8	$259.0	(14.4)%	$483.0	$520.9	(7.3)%
Cost of products sold	94.0	94.9	(0.9)	193.5	199.7	(3.1)
Gross Profit	127.8	164.1	(22.1)	289.5	321.2	(9.9)
Operating expenses:
Selling and administrative expense	76.2	79.6	(4.3)	153.8	160.7	(4.3)
Research and development expense	5.4	8.0	(32.5)	10.0	28.3	(64.7)
Other operating expense, net	11.2	13.6	(17.6)	7.4	40.6	(82.0)
Total Operating Expenses	92.8	101.2	(8.3)	171.2	229.6	(25.4)
Operating Income	35.0	62.9	(44.4)	118.3	91.6	29.1
Interest expense, net	(22.6)	(26.7)	(15.4)	(46.7)	(54.6)	(14.5)
Other income (expense), net	(2.9)	(0.4)	625.0	(3.2)	(1.9)	68.4
Income Before Income Taxes	9.5	35.8	(73.5)	68.4	35.1	94.9
Income tax provision	13.6	12.3	10.6	28.4	11.6	144.8
Net (Loss) Income	$(4.1)	$23.5	(117.4)%	$40.0	$23.5	70.2%

Net (Loss) Income per common share:
Basic	$(0.07)	$0.40	(117.5)%	$0.68	$0.40	70.0%
Diluted	$(0.07)	$0.40	(117.5)%	$0.67	$0.40	67.5%
Three Months Ended March 31, 2026 Summary (on a comparative basis)
Key financial results for the three months ended March 31, 2026 were as follows:
•Revenue decreased by $37.2 million to $221.8 million from $259.0 million;
•Gross profit decreased by $36.3 million to $127.8 million from $164.1 million. Gross profit as a percent of revenue was 57.6%, as compared to 63.4% in the prior year comparative period;
•Operating income decreased by $27.9 million to $35.0 million from $62.9 million; and
•Net (loss) income decreased by $27.6 million to $(4.1) million from $23.5 million.
Six Months Ended March 31, 2026 Summary (on a comparative basis)
Key financial results for the six months ended March 31, 2026 were as follows:
•Revenue decreased by $37.9 million to $483.0 million from $520.9 million;
•Gross profit decreased by $31.7 million to $289.5 million, from $321.2 million. Gross profit as a percent of revenue was 59.9%, as compared to 61.7% in the prior year comparative period;
•Operating income increased by $26.7 million to $118.3 million from $91.6 million; and
•Net income increased by $16.5 million to $40.0 million from $23.5 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues
Our revenues decreased by $37.2 million, or 14.4%, to $221.8 million for the three months ended March 31, 2026 as compared to revenues of $259.0 million for the three months ended March 31, 2025. Changes in revenues are driven by the volume of goods that the Company sells, the prices it negotiates with customers, and changes in foreign exchange rates. The decrease in revenues was driven by $39.3 million of unfavorable changes in volume, $3.6 million of unfavorable changes in price, and a $2.0 million decrease in contract manufacturing revenues. This was partially offset by $7.7 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar.
Our revenues decreased by $37.9 million, or 7.3%, to $483.0 million for the six months ended March 31, 2026 as compared to revenues of $520.9 million for the six months ended March 31, 2025. The decrease in revenues was driven by $40.2 million of unfavorable changes in volume, $7.3 million of unfavorable changes in price, and a $2.7 million decrease in contract manufacturing revenues. This was partially offset by $12.3 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar.
Cost of products sold
Cost of products sold decreased by $0.9 million, or 0.9%, to $94.0 million for the three months ended March 31, 2026 as compared to $94.9 million for the three months ended March 31, 2025. Cost of products sold as a percentage of revenues was 42.4% for the three months ended March 31, 2026 as compared to 36.6% for the three months ended March 31, 2025. The decrease in cost of products sold for the three month comparative period was primarily driven by lower volumes, as well as the impact of net changes from profit in inventory adjustments period over period. This was partially offset by an increase due to a shift in product mix in the current period as compared to the prior period.
Cost of products sold decreased by $6.2 million, or 3.1%, to $193.5 million for the six months ended March 31, 2026 as compared to $199.7 million for the six months ended March 31, 2025. Cost of products sold as a percentage of revenues was 40.1% for the six months ended March 31, 2026 as compared to 38.3% in the six months ended March 31, 2025. The decrease in cost of products sold for the six month comparative period was primarily driven by lower volumes, the impact of net changes from profit in inventory adjustments period over period, and by impairment charges recorded in the prior period to write down the carrying value of certain property and equipment with no comparable impairment charges in the current period. This was partially offset by an increase due to a shift in product mix in the current period as compared to the prior period.
Selling and administrative expenses
Selling and administrative expenses decreased by $3.4 million, or 4.3%, to $76.2 million for the three months ended March 31, 2026 as compared to $79.6 million for the three months ended March 31, 2025. Selling and administrative expenses decreased by $6.9 million, or 4.3%, to $153.8 million for the six months ended March 31, 2026 as compared to $160.7 million for the six months ended March 31, 2025. The decrease for both the three and six month comparative periods was primarily driven by lower compensation expense in the applicable current periods.
Research and development expenses
Research and development expenses decreased by $2.6 million, or 32.5%, to $5.4 million for the three months ended March 31, 2026 as compared to $8.0 million for the three months ended March 31, 2025. Research and development expenses decreased by $18.3 million, or 64.7%, to $10.0 million for the six months ended March 31, 2026 as compared to $28.3 million for the six months ended March 31, 2025. The decrease for both the three and six month comparative periods was primarily driven by expenses incurred in connection with the development and subsequent discontinuance of our insulin patch pump program in the prior year.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Other operating expense, net
Other operating expense, net are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Costs related to the Separation	$2.2	$6.2	$5.3	$16.6
Amortization of cloud computing arrangements	2.6	2.7	5.2	5.2
Costs associated with the discontinued patch pump program	0.1	1.0	0.1	15.3
Business optimization and severance related costs	—	3.6	—	3.6
Gain on sale of certain intellectual property rights and long-lived assets	—	—	(10.1)	—
Acquisition-related costs	5.6	—	5.6	—
Other	0.7	0.1	1.3	(0.1)
Total	$11.2	$13.6	$7.4	$40.6
Other operating expense, net incurred primarily consist of the following:
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
•Acquisition-related costs associated with the pending acquisition of Owen Mumford.
Interest expense, net
Interest expense, net decreased by $4.1 million to $22.6 million for the three months ended March 31, 2026 as compared to $26.7 million for the three months ended March 31, 2025. Interest expense, net decreased by $7.9 million to $46.7 million for the six months ended March 31, 2026 as compared to $54.6 million for the six months ended March 31, 2025. The decrease for both the three and six month comparative periods was primarily driven by lower debt levels and lower short-term interest rates in the current period as compared to the prior periods. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2026. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.
Other income (expense), net
Other income (expense), net was $(2.9) million and $(0.4) million for the three months ended March 31, 2026 and 2025, respectively. Other income (expense), net was $(3.2) million and $(1.9) million for the six months ended March 31, 2026 and 2025, respectively. The decrease for both the three and six month comparative periods was primarily attributed to unfavorable impacts from foreign exchange.
Income tax provision
The effective tax rates were 143.2% and 34.4% for the three months ended March 31, 2026 and 2025, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the tax impacts from changes in level and mix of earnings and higher non-deductible costs.
The effective tax rates were 41.5% and 33.0% for the six months ended March 31, 2026 and 2025, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the change in mix of earnings and higher non-deductible costs.

Dollar amounts are in millions except per share amounts or as otherwise specified.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our cash and our cash equivalents and cash from operations, together with our borrowing capacity under our Revolving Credit Facility, will provide sufficient financial flexibility to fund seasonal and other working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares and additional growth opportunities for the foreseeable future. We have also initiated a review of our cost structure and organizational footprint. However, should it become necessary, we believe that our credit profile should provide us with access to additional financing in order to fund normal business operations, make interest payments, fund growth opportunities and satisfy upcoming debt maturities.
The following is a summary of Embecta's total debt outstanding as of March 31, 2026:

Term Loan	$641.8
5.00% Notes	500.0
6.75% Notes	200.0
Total principal debt issued	$1,341.8
Less: current debt obligations	(9.5)
Less: debt issuance costs and discounts	(15.4)
Long-term debt	$1,316.9
The schedule of principal payments required on long-term debt for the next five years and thereafter is as follows:

2026	$4.8
2027	9.5
2028	9.5
2029	618.0
2030	700.0
Thereafter	—
Certain measures relating to our total debt outstanding as of March 31, 2026 were as follows:

Total debt	$1,326.4

Short-term debt as a percentage of total debt	0.7%
Weighted average cost of total debt	6.1%
The credit agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the credit agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the credit agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of March 31, 2026, we were in compliance with all of such covenants. The credit agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
During the six months ended March 31, 2026, the Company paid an aggregate principal amount of approximately $75.0 million on the Term Loan, of which $70.3 million was discretionary. Debt extinguishment charges as a result of these discretionary prepayments were not material to the Company's Condensed Consolidated Statements of Income.
During the six months ended March 31, 2026, the Company made interest payments of $44.1 million on debt outstanding.
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
For additional information related to the Company's debt related activities, refer to Note 13 within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.

Dollar amounts are in millions except per share amounts or as otherwise specified.

In May 2026, the Company announced that the Board approved a three-year $100.0 million stock repurchase authorization of common stock in accordance with applicable securities laws. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
In May 2026, the Board of Directors approved a reduction in the quarterly cash dividend from $0.15 to $0.01 per share of common stock. The dividend is payable on June 15, 2026 to stockholders of record as of May 28, 2026.
Leases
Maturities of our finance lease and operating lease liabilities as of March 31, 2026 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2026	$1.9	$3.0	$4.9
2027	3.8	3.3	7.1
2028	3.9	2.1	6.0
2029	3.9	2.2	6.1
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$45.8	$18.1	$63.9
For additional information related to our leases, refer to Note 19 within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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
In connection with the Company's receivables sale agreement, $120.3 million of trade receivables were sold during the six months ended March 31, 2025, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the six months ended March 31, 2025 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2026, the Company had collected $5.4 million, on behalf of the financial institution, which is reflected as Restricted cash and the related obligation to remit the cash within Accrued expenses. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
Pending Acquisition
On March 19, 2026, the Company entered into a definitive agreement to acquire OM (the "Purchase Agreement") for approximately £150 million. OM is a privately held, UK-based innovator and manufacturer of medical devices and drug-delivery technologies. Under the terms of the Purchase Agreement, the Company will acquire OM for an upfront cash payment of £100 million at closing (subject to customary adjustments, including for closing net cash), and will pay up to an additional £50 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform through the period ending June 30, 2029. All closing conditions and regulatory approvals have been satisfied and the transaction is expected to close within the third fiscal quarter of 2026.
Access to Capital and Credit Ratings
In March 2026 and January 2026, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates and reaffirmed our preexisting credit ratings. Our Moody's Investors Services credit rating is B1 and our Standard & Poor's Rating Services credit rating is B+.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Cash and equivalents and restricted cash were $193.4 million as of March 31, 2026 as compared to $228.6 million as of September 30, 2025.
The primary uses of cash that contributed to the $35.2 million decrease were:

September 30, 2025 Cash and equivalents and restricted cash balance	$228.6
Cash provided by operating activities	48.3
Cash provided by investing activities	9.0
Cash used for financing activities	(93.1)
Effect of exchange rate changes on cash and equivalents and restricted cash	0.6
March 31, 2026 Cash and equivalents and restricted cash balance	$193.4
Net cash provided by operating activities was primarily attributable to:

Net Income	$40.0
Adjustments related to depreciation and amortization, impairment of property, plant and equipment, gain on sale of certain intellectual property rights and long-lived assets, stock-based compensation, and deferred income taxes	41.3
Change in accounts payable and accrued expenses	(15.0)
Change in trade receivables	(0.7)
Change in inventories	(17.4)
Change in prepaid expenses and other	4.7
Change in income and other net taxes payable	(4.5)
Change in other assets and liabilities, net	(0.1)
Net cash provided by operating activities	$48.3
The change in accounts payable and accrued expenses is primarily attributed to timing of payments to vendors and annual bonus payments.
The change in trade receivables is primarily attributed to the timing of sales and receivables factored.
The change in inventories is primarily attributed to timing of purchases, production, and sales of our inventories.
Certain amounts previously presented within Amounts due from Becton, Dickinson and Company and Amounts due to Becton, Dickinson and Company are presented within Trade receivables, net and Accounts Payable, respectively, beginning October 1, 2025 within the Condensed Consolidated Balance Sheets. Changes in working capital associated with the agreements referenced in Note 4 to the Condensed Consolidated Financial Statements are reflected within the change in trade receivables and accounts payable and accrued expenses, respectively.
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
Net cash provided by investing activities for the six months ended March 31, 2026 was comprised of proceeds from the sale of certain intellectual property rights and long-lived assets of $10.1 million offset by capital expenditures of $1.1 million to support our business and operations.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Net cash used for financing activities was primarily attributable to:

Dividend payments	$(17.8)
Change in unremitted cash collections from servicing factored receivables	5.4
Payments on long-term debt	(75.0)
Payments related to tax withholding for stock-based compensation	(4.9)
Payments on finance lease	(0.8)
Net cash used for financing activities	$(93.1)
Contractual Obligations
Our contractual obligations as of March 31, 2026, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2025 Form 10-K for further details. As of March 31, 2026, there have been no material changes to our contractual obligations outside the ordinary course of business other than the Purchase Agreement entered into to acquire OM for an upfront cash payment of £100 million at closing (subject to customary adjustments, including for closing net cash), and up to an additional £50 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform through the period ending June 30, 2029.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the Consolidated Financial Statements included in the 2025 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no changes to our critical accounting policies as of March 31, 2026.
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

•Any events that adversely affect the sale or profitability of Embecta’s products or the revenue delivered from sales to its customers, including if these customers reduce the amount of product that they purchase from Embecta, reduce the amount that they are willing to pay for such products, or increase charges to distribute such products.
•Increases in operating costs, including costs incurred from the tariffs instituted by the U.S. government and certain foreign governments on raw materials and products, fluctuations in the cost and availability of oil-based resins, other raw materials, and energy as well as certain components, used in its products, the ability to maintain favorable supplier arrangements and relationships, and the potential adverse effects of any disruption in the availability of such items.
•The risk that as a result of the global trade environment from tariffs, certain foreign governments, private purchasers and other customers in certain countries may consider transitioning away from products originating from certain countries (including the U.S.) in favor of buying “local” products and local manufacturers and competitors may attempt to capitalize on these sentiments and participate in aggressive competitive pricing or other strategies to transition, or divert, current and potential customers away Embecta.
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
•Any future impact of pandemics or geopolitical instability, including conflicts in the Middle East, on Embecta’s business, including disruptions in its operations and supply chains.
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
•The risk that ongoing dis-synergy costs, costs of restructuring and other costs incurred in connection with the Separation will exceed Embecta's estimates.
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
•Potential actions resulting from our review of our cost structure and organizational footprint.
•Embecta's ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock.
•The risk that we may not complete strategic collaborative partnerships and acquisition opportunities, including the acquisition of OM, in the expected time frames and in a way that enable us to accelerate our growth or strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.

Dollar amounts are in millions except per share amounts or as otherwise specified.

There can be no assurance that the transactions or uncertainties described above will in fact be consummated or occur in the manner described or at all. As a result, you should not place undue reliance upon our forward-looking statements. The above list of factors is not exhaustive or necessarily in order of importance. For additional information on identifying factors that may cause actual results to vary materially from those stated in forward-looking statements, see the discussions under “Risk Factors,” both in Part II, Item 1A below and included within the 2025 Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and Embecta expressly disclaims and assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 17, Financial Instruments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at March 31, 2026, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan by $6.4 million on an annualized basis. To the extent we borrow on our Revolving Credit Facility, we will be subject to risks related to changes in SOFR.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by Embecta's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of March 31, 2026, the Company's Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in the 2025 Form 10-K. The risks described in the 2025 Form 10-K and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2025 Form 10-K or included below occurs, our business, financial condition, liquidity, results of operations or ability to repurchase common stock or pay dividends could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2025 Form 10-K and below and the information contained under the caption “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Form 10-Q before deciding whether to invest in our securities.
The pendency of our acquisition of OM may have an adverse effect on our business, financial condition, operating results and cash flows.
On March 19, 2026, we entered into the Purchase Agreement to acquire OM. The transaction (the “Acquisition”) is expected to close in the third fiscal quarter of 2026. All closing conditions and regulatory approvals have been satisfied. We have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Acquisition and planning for integration. There can be no assurance that our business, financial condition, operating results, and cash flows will not be adversely affected, if the Acquisition is delayed or is not consummated. Further, even if the Acquisition is consummated, we may not realize the benefits to us that we currently anticipate from the Acquisition, including increasing our revenues and expanding our current product offerings. If we do not successfully integrate the operations of OM as currently anticipated, it could adversely affect our financial condition and results from operations.
We cannot guarantee that the Repurchase Program will be fully consummated or that it will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our common stock.
Pursuant to the Repurchase Program authorized by our Board of Directors in May 2026, we are authorized to repurchase shares of our common stock, for up to $100.0 million, through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. The Repurchase Program may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar amount of shares, and the timing, manner, price, and actual amount of share repurchases will depend on a variety of factors, including stock price, market conditions, other capital allocation needs and opportunities, and corporate and regulatory considerations. The timing of repurchases pursuant to our Repurchase Program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any share repurchases will enhance stockholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.
The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business.
In February 2026, the United States and Israel launched a coordinated military effort against Iran. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While the conflicts between the United States, Israel, and Iran may have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1+	Amendment No. 2 to the Embecta Corp. 2022 Employee and Director Equity-Based Compensation Plan

10.2
Agreement for the Sale and Purchase of Owen Mumford Holdings Limited, dated March 19, 2026, among Embecta Corp. and the Sellers listed in Schedule 1 thereto (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 20, 2026)

31.1*	Certification of Chief Executive Officer, pursuant to SEC Rule 13a–14(a)

31.2*	Certification of Chief Financial Officer, pursuant to SEC Rule 13a–14(a)

32.1**	Certification of Chief Executive Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32.2**	Certification of Chief Financial Officer, pursuant to Rule 13a–14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101*	The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(+)	Management contract or compensatory plan or arrangement

Dollar amounts are in millions except per share amounts or as otherwise specified.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBECTA CORP.

Date: May 5, 2026	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2026	By:	/s/ Anthony Roth
	Name:	Anthony Roth
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)