Form 10-Q
period 2026-06-30
Embecta Corp.
filed 2026-08-07
CIK 1872789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Embecta Corp. common stock outstanding as of July 31, 2026 was 56,659,599 shares, par value $0.01 per share.

Embecta Corp.
Form 10-Q
For the Quarterly Period ended June 30, 2026

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Revenues	$271.7	$295.5	$754.7	$816.4
Cost of products sold	118.4	98.4	311.9	298.1
Gross Profit	$153.3	$197.1	$442.8	$518.3
Operating expenses:
Selling and administrative expense	78.6	84.4	232.4	245.1
Research and development expense	5.6	4.4	15.6	32.7
Other operating expense, net	20.4	14.3	27.8	54.9
Total Operating Expenses	$104.6	$103.1	$275.8	$332.7
Operating Income	$48.7	$94.0	$167.0	$185.6
Interest expense, net	(23.9)	(26.6)	(70.6)	(81.2)
Other income (expense), net	2.8	4.8	(0.4)	2.9
Income Before Income Taxes	$27.6	$72.2	$96.0	$107.3
Income tax provision	6.5	26.7	34.9	38.3
Net Income	$21.1	$45.5	$61.1	$69.0

Net Income per common share:
Basic	$0.36	$0.78	$1.04	$1.18
Diluted	$0.36	$0.78	$1.03	$1.18
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Comprehensive Income
Embecta Corp.
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Net Income	$21.1	$45.5	$61.1	$69.0
Other Comprehensive (Loss) Income, net of tax
Benefit plan net gain and prior service credit, net of amortization	—	—	0.3	—
Foreign currency translation adjustments	(2.6)	25.0	(7.3)	9.5
Other Comprehensive (Loss) Income, net of tax	$(2.6)	$25.0	$(7.0)	$9.5
Comprehensive Income	$18.5	$70.5	$54.1	$78.5
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Balance Sheets
Embecta Corp.

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$214.7	$225.5
Restricted cash	3.5	3.1
Trade receivables, net (net of allowance for doubtful accounts of $2.6 million and $1.8 million as of June 30, 2026 and September 30, 2025, respectively)	182.2	145.6
Inventories:
Materials	64.3	50.0
Work in process	22.2	11.7
Finished products	127.7	116.9
Total Inventories	$214.2	$178.6
Amounts due from Becton, Dickinson and Company	—	3.3
Prepaid expenses and other	90.5	75.3
Total Current Assets	$705.1	$631.4
Property, Plant and Equipment, Net	316.8	257.2
Intangible Assets, net	47.5	7.0
Goodwill	39.9	15.4
Deferred Income Taxes and Other Assets	156.0	179.9
Total Assets	$1,265.3	$1,090.9
Liabilities and Equity
Current Liabilities
Accounts payable	$90.5	$74.2
Accrued expenses	138.6	98.9
Amounts due to Becton, Dickinson and Company	—	16.3
Salaries, wages and related items	41.4	49.4
Current debt obligations	139.4	9.5
Current finance lease liabilities	3.5	3.4
Income taxes	6.4	9.8
Total Current Liabilities	$419.8	$261.5
Deferred Income Taxes and Other Liabilities	115.1	62.6
Long-Term Debt	1,315.7	1,388.7
Non Current Finance Lease Liabilities	27.4	28.7
Contingencies (Note 7)
Embecta Corp. Equity
Common stock, $0.01 par value Authorized - 250,000,000 Issued and outstanding - 56,659,599 as of June 30, 2026 and 58,496,113 as of September 30, 2025	$0.6	$0.6
Additional paid-in capital	83.6	80.0
Accumulated deficit	(404.3)	(445.6)
Accumulated other comprehensive loss	(292.6)	(285.6)
Total Equity	$(612.7)	$(650.6)
Total Liabilities and Equity	$1,265.3	$1,090.9
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Equity
Embecta Corp.
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at April 1, 2025	58,327,015	$0.6	$65.0	$(493.5)	$(308.3)	$(736.2)
Net Income	—	—	—	45.5	—	45.5
Other comprehensive income, net of taxes	—	—	—	—	25.0	25.0
Stock-based compensation plans	—	—	5.9	—	—	5.9
Dividends and dividend equivalents declared ($0.15 per share)	—	—	0.4	(9.1)	—	(8.7)
Issuance of shares related to stock-based compensation plans	146,112	—	(1.1)	—	—	(1.1)
Balance at June 30, 2025	58,473,127	$0.6	$70.2	$(457.1)	$(283.3)	$(669.6)

Balance at April 1, 2026	59,327,677	$0.6	$88.0	$(424.7)	$(290.0)	$(626.1)
Net Income	—	—	—	21.1	—	21.1
Other comprehensive (loss), net of taxes	—	—	—	—	(2.6)	(2.6)
Stock-based compensation plans	—	—	4.2	—	—	4.2
Dividends and dividend equivalents declared ($0.01 per share)	—	—	0.1	(0.7)	—	(0.6)
Issuance of shares related to stock-based compensation plans	16,504	—	—	—	—	—
Common stock repurchased	(2,684,582)	—	(8.7)	—	—	(8.7)
Balance at June 30, 2026	56,659,599	$0.6	$83.6	$(404.3)	$(292.6)	$(612.7)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2024	57,707,285	$0.6	$52.5	$(498.6)	$(292.8)	$(738.3)
Net Income	—	—	—	69.0	—	69.0
Other comprehensive income, net of taxes	—	—	—	—	9.5	9.5
Stock-based compensation plans	—	—	22.1	—	—	22.1
Dividends and dividend equivalents declared ($0.45 per share)	—	—	1.3	(27.5)	—	(26.2)
Issuance of shares related to stock-based compensation plans	765,842	—	(5.7)	—	—	(5.7)
Balance at June 30, 2025	58,473,127	$0.6	$70.2	$(457.1)	$(283.3)	$(669.6)

Balance at October 1, 2025	58,496,113	$0.6	$80.0	$(445.6)	$(285.6)	$(650.6)
Net Income	—	—	—	61.1	—	61.1
Other comprehensive (loss), net of taxes	—	—	—	—	(7.0)	(7.0)
Stock-based compensation plans	—	—	15.8	—	—	15.8
Dividends and dividend equivalents declared ($0.31 per share)	—	—	1.4	(19.8)	—	(18.4)
Issuance of shares related to stock-based compensation plans	848,068	—	(4.9)	—	—	(4.9)
Common stock repurchased	(2,684,582)	—	(8.7)	—	—	(8.7)
Balance at June 30, 2026	56,659,599	$0.6	$83.6	$(404.3)	$(292.6)	$(612.7)
See notes to the Unaudited Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Condensed Consolidated Statements of Cash Flows
Embecta Corp.
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Operating Activities
Net Income	$61.1	$69.0
Adjustments to net income to derive net cash provided by operating activities:
Depreciation and amortization	31.1	27.6
Amortization of inventory step-up	1.9	—
Amortization of debt issuance costs	5.2	6.5
Impairment of property, plant and equipment	0.5	10.6
Gain on sale of certain intellectual property rights and long-lived assets	(10.1)	—
Amortization of cloud computing arrangements	7.8	7.8
Stock-based compensation	15.8	22.1
Deferred income taxes	12.1	11.9
Change in operating assets and liabilities:
Trade receivables, net	(20.8)	11.7
Inventories	(7.3)	(11.3)
Due from/due to Becton, Dickinson and Company	—	19.8
Prepaid expenses and other	(6.1)	2.6
Accounts payable, accrued expenses and other current liabilities	1.1	(57.2)
Income and other net taxes payable	(3.6)	(16.9)
Other assets and liabilities, net	1.4	3.5
Net cash provided by operating activities	$90.1	$107.7
Investing Activities
Capital expenditures	$(2.2)	$(2.0)
Owen Mumford acquisition, net of cash acquired	(128.4)	$—
Proceeds from the sale of certain intellectual property rights and long-lived assets	10.1	—
Net cash used for investing activities	$(120.5)	$(2.0)
Financing Activities
Payments on long-term debt	$(77.4)	$(112.2)
Proceeds on drawdown of revolving credit facility	180.0	$—
Payments on revolving credit facility	(50.1)	$—
Payments related to tax withholding for stock-based compensation	(4.9)	(5.7)
Payments on finance lease	(1.2)	(1.0)
Dividend payments	(18.4)	(26.2)
Repurchases of common stock	(8.7)	—
Net cash provided by (used for) financing activities	$19.3	$(145.1)
Effect of exchange rate changes on cash and equivalents and restricted cash	0.7	(1.2)
Net Change in Cash and equivalents and restricted cash	$(10.4)	$(40.6)
Opening Cash and equivalents and restricted cash	228.6	274.2
Closing Cash and equivalents and restricted cash	$218.2	$233.6
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
The following provides updates to the Company's "Summary of Significant Accounting Policies" as disclosed in the 2025 Form 10-K.
Contingent Consideration Liabilities
For transactions accounted for as a business acquisition, contingent consideration liabilities may exist and these are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities existing from business acquisitions are recognized in Other operating expense, net in the Consolidated Statements of Income. See Note 3, Acquisition, and Note 18, Financial Instruments and Fair Value Measurements, for further information.
Retirement of Common Stock
When the Company decides to actually or constructively retire the shares of common stock it has repurchased it records the amount paid in excess of par value as a reduction in retained earnings, to the extent such recording does not reduce retained earning to an amount below zero. In those instances in which such recording would reduce retained earnings below zero, it records the difference as a reduction in additional paid-in capital. See Note 14, Stockholders' Equity, for further information.
Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the third quarter of fiscal year 2026.
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
Note 3 — Acquisition
Owen Mumford Holdings Limited ("Owen Mumford")
On May 15, 2026, the Company acquired Owen Mumford, a UK-based innovator and manufacturer of medical devices and drug-delivery technologies. This transaction is referred to as the OM acquisition.
Consideration Transferred
The OM acquisition was accounted for as a business combination. Per the terms of the sale and purchase agreement, Owen Mumford was acquired for an upfront cash payment of £126.0 million, which included a payment for estimated acquired cash and equivalents. The final purchase price is subject to a working capital adjustment to be finalized in a future period. The Company will also make a payment of up to £50.0 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform which was accounted for at fair value on the acquisition date. The U.S. dollar equivalents, as of the acquisition date, for the upfront cash payment and potential future milestone payments were $169.9 million and $67.4 million, respectively.

($ in millions)
Cash consideration paid to Owen Mumford at closing	$169.9
Fair value of contingent consideration, as of acquisition date	38.1
Aggregate purchase price consideration, as of acquisition date	$208.0
The fair value of the contingent consideration recognized on the acquisition date was determined using the inputs disclosed in Note 18, Financial Instruments and Fair Value Measurements. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.
As of the end of the third quarter of 2026, the final allocation of the consideration transferred to the assets acquired and the liabilities assumed remains in process.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

($ in millions)
Cash and equivalents	$41.4
Trade receivables, net	15.4
Inventories	34.5
Prepaid expenses and other	5.2
Property, Plant and Equipment, Net	89.0
Intangible Assets	41.4
Accounts payable, Accrued expenses, and Salaries, wages and related items	(21.4)
Deferred Income Taxes and Other Liabilities	(21.9)
Total identifiable net assets	183.6
Goodwill	24.4
Purchase Consideration	$208.0
The acquired carrying values of cash and cash equivalents, accounts receivable, raw materials inventory, prepaid expenses and other, and accounts payable, accrued expenses, and other liabilities represented their fair values at the date of acquisition.
The fair value of finished goods inventories was determined based on its net realizable value based on the estimated selling price adjusted for cost of the selling effort and reasonable profit allowance for the selling effort.
The fair value of the identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including net revenue, cost of sales, operating expenses) and the appropriate discount rate. The Company is still in process of allocating fair value to the identifiable intangible asset components. The Company expects to complete this process no later than twelve months after the closing of this transaction. Preliminary useful lives for definite lived intangibles range from 12 to 13 years.
The fair value measurement of contingent consideration arising from the transaction was determined via a probability-weighted cash flow using a Monte Carlo simulation model which was then discounted to present value. Refer to Note 18, Financial Instruments and Fair Value Measurements, for further information.
The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill. The goodwill recognized upon acquisition is not deductible for income tax purposes.
Revenues associated with Owen Mumford during the period from May 15, 2026 through June 30, 2026 were $13.8 million. Operating results during the period from May 15, 2026 through June 30, 2026 were not material.
Pro Forma Financial Information
The following table presents the unaudited pro forma condensed combined results of the Company and Owen Mumford for the three and nine months ended June 30, 2026 as if the OM acquisition had occurred on October 1, 2024.

($ in millions)	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026
Revenues	$282.8	$809.3
Net income	22.8	53.0
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Owen Mumford. In order to reflect the occurrence of the acquisition on October 1, 2024 as required, the unaudited pro forma financial information includes adjustments to reflect amortization expense of the identifiable intangible assets acquired, accretion expense related to contingent consideration, additional interest expense associated with the issuance of debt to finance the acquisition and the tax impact of each of the aforementioned adjustments. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the OM acquisition been completed on October 1, 2024. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

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
Amounts associated with the above agreements are included in the Condensed Consolidated Balance Sheets. Certain amounts previously presented within Amounts due from Becton, Dickinson and Company and Amounts due to Becton, Dickinson and Company are presented within Trade receivables, net and Accounts Payable, respectively, beginning October 1, 2025. As of June 30, 2026, $8.8 million was in Trade receivables, net and $20.1 million was in Accounts payable.

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
Charges incurred related to the restructuring programs for the three and nine month periods ended June 30, 2026 were not material to the Company’s Condensed Consolidated Financial Statements.
The following table summarizes the charges related to the restructuring programs by type of cost for the periods ended:

	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
	Employee Termination	Non-Employee Related	Total	Employee Termination	Non-Employee Related	Total
Cost of products sold	$0.1	$0.2	$0.3	$0.4	$6.3	$6.7
Selling and administrative expense	—	—	—	0.6	—	0.6
Research and development expense	0.2	0.4	0.6	6.8	4.7	11.5
Other operating expense, net	(0.2)	0.3	0.1	14.0	5.0	19.0
	$0.1	$0.9	$1.0	$21.8	$16.0	$37.8
Employee termination costs are associated with actual headcount reductions, including involuntary headcount reductions which were probable and could be reasonably estimated.
Non-employee related costs are associated with termination of contracts and long-lived asset impairments are discussed further in Note 18.
The restructuring reserve balances as of June 30, 2026 and September 30, 2025 were not material to the Company’s Condensed Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 6 — Other Operating Expense, Net
The following table presents the income and expenses recorded for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Costs related to the Separation	$4.3	$9.7	$9.6	$26.3
Amortization of cloud computing arrangements	2.6	2.6	7.8	7.8
Costs associated with the discontinued patch pump program	—	0.3	0.1	15.6
Business optimization and severance related costs	—	1.0	—	4.6
Gain on sale of certain intellectual property rights and long-lived assets	—	—	(10.1)	—
Acquisition-related costs	11.3	—	16.9	—
Other	2.2	0.7	3.5	0.6
Total	$20.4	$14.3	$27.8	$54.9
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
For both the three and nine months ended June 30, 2026 and 2025, the Company recognized costs associated with the amortization of cloud computing arrangements which is further discussed in Note 12.
For the nine months ended June 30, 2026 and three and nine months ended 2025, the Company recognized costs associated with the discontinuation of the patch pump program which is further discussed in Note 5.
During the nine months ended June 30, 2026, the Company executed an agreement with a third party to sell certain intellectual property rights and long-lived assets associated with the patch pump program and recorded a gain on sale of $10.1 million.
For the three and nine months ended June 30, 2026, the Company recognized acquisition-related costs associated with the acquisition of Owen Mumford.
Note 7 — Contingencies
On June 17, 2026, a putative securities class action, Apitz-Grossman v. Embecta Corp., et al., No. 2:26-cv-07217, was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers. The complaint purports to be brought on behalf of purchasers of the Company’s common stock between November 25, 2025 and May 4, 2026, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The complaint alleges that the defendants made materially false and misleading statements and omissions concerning its fiscal year 2026 revenue guidance. The Company believes the claims are without merit and intends to defend the action vigorously. Given the preliminary stage of the matter, the Company cannot predict the outcome or reasonably estimate a range of potential loss, if any.
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
The Company’s liability attributed to variable consideration at June 30, 2026 and September 30, 2025 was $159.4 million and $113.7 million, respectively. Sales deductions recorded as a reduction of gross revenues for the three months ended June 30, 2026 and 2025 were $157.2 million and $143.0 million, respectively. Sales deductions recorded as a reduction of gross revenues for the nine months ended June 30, 2026 and 2025 were $473.9 million and $436.3 million, respectively.
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
Disaggregation of Revenues
The Company has distribution agreements with regional or national distributors (including wholesalers and medical suppliers) to ensure broad availability of its products as well as a direct sales force in certain countries and regions around the world. In the United States and Canada, the Company utilizes its key account managers that call on payers, retailers, wholesalers and institutional customers, business-to-business ("B2B") customers and field-based territory managers that call on health care providers and pharmacies. In certain markets within Europe, the Company has dedicated sales representatives and in certain regions of the Middle East and Africa, the Company has distribution agreements. In Asia, the Company has distribution agreements, and in China the Company relies on its own commercial team to support sales execution. In Latin America, the Company maintains distribution agreements and direct sales representatives.
The Company disaggregates its revenue by geography and product line as management believes these categories best depict how the nature, amount, and timing of revenues and cash flows are affected by economic factors.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Revenues by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
United States	$120.8	$160.2	$347.1	$437.1
International (1)	150.9	135.3	407.6	379.3
Total	$271.7	$295.5	$754.7	$816.4

(1)For the three and nine months ended June 30, 2026 and 2025, no individual country outside of the United States generated net revenues that represented more than 10.0% of total revenues.
Revenues by product line are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Pen Needles	$177.5	$216.9	$517.6	$596.3
Syringes	36.6	35.1	93.7	92.3
Safety	36.7	34.8	108.3	103.2
Other (2)	15.6	3.2	23.2	9.9
Contract Manufacturing	5.3	5.5	11.9	14.7
Total	$271.7	$295.5	$754.7	$816.4

(2)Other includes product sales for Owen Mumford products, swabs and other accessories.
Note 10 — Stock-Based Compensation
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended June 30, 2026 and 2025 and the respective income tax benefits recognized by the Company in the Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Cost of products sold	$0.8	$0.7	$2.5	$1.9
Selling and administrative expense	3.2	5.1	12.9	17.2
Research and development expense	0.1	0.1	0.3	0.3
Other operating expense, net	—	—	—	2.8
Total Stock-Based Compensation Expense	$4.1	$5.9	$15.7	$22.2
Tax benefit associated with stock-based compensation costs recognized	$0.5	$0.9	$2.0	$3.1
The following table summarizes the Company's total stock-based compensation expense by classification of award for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Equity Awards	$4.1	$5.9	$15.7	$22.1
Liability Awards	—	—	—	0.1
Total	$4.1	$5.9	$15.7	$22.2

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table summarizes the Company's total stock-based compensation expense by award type for the three and nine months ended June 30, 2026 and 2025:

	Three months ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Time-Vested Restricted Stock Units (TVUs)	$4.3	$5.1	$14.2	$16.9
Performance-Based Restricted Stock Units (PSUs)	(0.2)	0.5	1.1	3.8
Stock Appreciation Rights (SARs)	—	0.3	0.4	1.5
Total	$4.1	$5.9	$15.7	$22.2
Time Vested Restricted Stock Units ("TVUs")
During the nine months ended June 30, 2026, Embecta granted 3,430,747 restricted stock units ("RSUs") in the form of TVUs to employees. TVUs vest on a graded basis over a period of three years. The related stock-based compensation expense is recorded over the requisite service period, which is the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant.
A summary of TVUs outstanding as of June 30, 2026 and changes during the nine months ended June 30, 2026 are as follows:

	TVUs (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	2,055.4	$18.97
Granted*	3,430.7	8.61
Distributed**	(955.4)	19.62
Forfeited, canceled or expired	(351.4)	15.14
Nonvested at June 30	4,179.3	$10.74
Expected to vest at June 30	3,957.3	$10.75

*Includes accumulated nonvested dividend equivalents
**The TVUs distributed include shares withheld for taxes that are not formally issued to the market.
The weighted average grant date fair value of TVUs granted during the nine months ended June 30, 2026 is $8.61 and the total fair value of TVUs vested during the nine months ended June 30, 2026 is $19.0 million.
At June 30, 2026, the weighted average remaining vesting term of TVUs is 1.8 years.
Performance Based Restricted Stock Units ("PSUs")
During the nine months ended June 30, 2026, Embecta granted 1,297,854 RSUs in the form of PSUs to certain executive officers and employees which cliff vest after three years, subject to continued employment of the recipients and the achievement of certain performance metric targets.
For PSUs awarded in the prior fiscal year, certain performance metrics and targets will be fully established at a future date. The Company has determined that the service inception date precedes the grant date for these awards as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes stock-based compensation expense over the requisite service period based on the fair value at each reporting date. The requisite service period is equal to the vesting period or is based on retirement eligibility. These awards accumulate dividend equivalents, which are provided as additional units and are subject to the same vesting requirements as the underlying grant. As of June 30, 2026, there were 428,377 RSUs in the form of PSUs that have been awarded, inclusive of accumulated dividend equivalents, for which a grant date has not yet been established.

Dollar amounts are in millions except per share amounts or as otherwise specified.

A summary of PSUs outstanding as of June 30, 2026 and changes during the nine months ended June 30, 2026 are as follows:

	Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at October 1	272.8	$22.63
Granted*	1,297.9	11.80
Distributed	(316.0)	17.84
Forfeited, canceled or expired	(152.5)	9.40
Nonvested at June 30	1,102.2	$9.40
Expected to vest at June 30	1,064.2	$11.78

*Includes accumulated nonvested dividend equivalents
At June 30, 2026, the weighted average remaining vesting term of PSUs is 1.6 years.
Stock Appreciation Rights
A summary of stock appreciation rights ("SARs") outstanding as of June 30, 2026 and changes during the nine months ended June 30, 2026 are as follows:

	SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1	1,443.3	$29.23
Forfeited, canceled or expired	(865.5)	29.31
Balance at June 30	577.8	$29.11	5.1	$—
Vested and expected to vest at June 30	577.8	29.11	5.1	$—
Exercisable at June 30	577.8	$29.11	5.1	$—

*The amounts exercised include shares withheld for taxes that are not formally issued to the market.
No SARs were exercised during the nine months ended June 30, 2026.
Unrecognized Stock-Based Compensation Expense and Other Stock Plans
The amount of unrecognized compensation expense for all non-vested stock-based awards granted as of June 30, 2026, is approximately $33.3 million which is expected to be recognized over a weighted-average remaining life of approximately 1.7 years. At June 30, 2026, 3.6 million shares were authorized for future grants under the Company's 2022 Employee and Director Equity Based Compensation Plan, as amended.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 11 — Goodwill and Intangible Assets
Goodwill and Intangible Assets consisted of:

	June 30, 2026	September 30, 2025
Amortized intangible assets
Patents – gross	$10.8	$10.8
Less: accumulated amortization	(6.1)	(5.7)
Patents – net	$4.7	$5.1
Customer Relationships and Other – gross	$5.1	$5.3
Less: accumulated amortization	(3.7)	(3.4)
Customer Relationships and Other – net	$1.4	$1.9
Total amortized intangible assets	$6.1	$7.0
Acquired definite lived intangible assets of Owen Mumford	27.6	—
Acquired indefinite lived intangible assets of Owen Mumford	13.8	—
Goodwill	39.9	15.4
Total Goodwill and Intangible Assets	$87.4	$22.4
During the three months ended June 30, 2026, the Company recognized $24.4 million of goodwill in connection with the OM acquisition. See Note 3, Acquisition for further information.
Note 12 — Cloud Computing Arrangements
The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. Capitalized costs are included in Prepaid expenses and other and Deferred Income Taxes and Other Assets. Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	June 30, 2026	September 30, 2025
Short-term portion	$10.5	$10.4
Long-term portion	62.1	61.3
Total Capitalized implementation costs	$72.6	$71.7
Less: accumulated amortization	(24.7)	(16.8)
Total Capitalized implementation costs, net	$47.9	$54.9
Costs amortized during the three and nine months ended June 30, 2026 and 2025 are included in Other operating expense, net and were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Amortization of cloud computing arrangements	$2.6	$2.6	$7.8	$7.8
As of June 30, 2026, cloud computing arrangement assets in-service have remaining useful lives of up to six years.
Note 13 — Long-Term Debt
Credit Agreement
On March 31, 2022, Embecta entered into a credit agreement (the “Credit Agreement”), providing for:
•a Term Loan B Facility (the "Term Loan") in the amount of $950.0 million, with a seven-year term that matures in March 2029. The interest rate is 300 basis points over the secured overnight financing rate (“SOFR”), with a 0.50% SOFR floor. The Term Loan was issued at a discount of 0.50%. Principal and interest payments on the Term Loan commenced on June 30, 2022. Such quarterly principal payments are calculated as 0.25% of the initial principal amount, with the remaining balance payable upon maturity; and

Dollar amounts are in millions except per share amounts or as otherwise specified.

•a Revolving Credit Facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $500.0 million, with a five-year term that matures in March 2027. Borrowings under the Revolving Credit Facility bear interest, at Embecta’s option, at an annual rate equal to (a) in the case of loans denominated in United States dollars (i) the SOFR or (ii) the alternate base rate or (b) in the case of loans denominated in Euros, the EURIBOR rate, in each case plus an applicable margin specified in the Credit Agreement. A commitment fee applies to the unused portion of the Revolving Credit Facility, equal to 0.25% per annum. As of June 30, 2026, $129.9 million has been drawn on the Revolving Credit Facility.
•See Note 21 for a description of amendments to the Credit Agreement effective August 6, 2026.
The Credit Agreement and the indentures for Embecta's outstanding 5.00% senior secured notes due February 2030 (the "5.00% Notes") and 6.75% senior secured notes due February 2030 (the "6.75% Notes") contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and the 5.00% Notes and 6.75% Notes. In addition, the Credit Agreement contains covenants that will limit, among other things, Embecta’s ability to prepay, redeem or repurchase its subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2026, the Company was in compliance with all of such covenants. The Credit Agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.
The following is a summary of Embecta's total debt outstanding as of June 30, 2026:

Term Loan due March 2029	$639.4
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Revolving Credit Facility due March 2027	129.9
Total principal debt issued	$1,469.3
Less: current debt obligations	(139.4)
Less: debt issuance costs and discounts	(14.2)
Long-term debt	$1,315.7
The debt issuance costs on the Term Loan, 5.00% Notes, 6.75% Notes and the discount on the Term Loan are reported in the Condensed Consolidated Balance Sheets as a reduction of debt and are amortized as a component of Interest expense, net over the term of the related debt using the effective interest method. During the nine months ended June 30, 2026, the Company recorded approximately $5.2 million of amortization on deferred debt issuance costs and discounts.
During the nine months ended June 30, 2026, the Company made interest payments of $56.3 million on debt outstanding.
The weighted-average interest rate on total borrowings as of June 30, 2026 is 6.1%.
During the nine months ended June 30, 2026, the Company paid an aggregate principal amount of approximately $77.4 million on the Term Loan, of which $70.3 million was discretionary.
During the nine months ended June 30, 2026, the Company drew down $180.0 million on its Revolving Credit Facility and repaid an aggregate principal amount of approximately $50.1 million.
The schedule of principal payments required on debt for the next five fiscal years and thereafter is as follows:

2026	$2.4
2027	139.4
2028	9.5
2029	618.0
2030	700.0
Thereafter	—
The estimated fair value of debt at June 30, 2026 was $1,186.2 million compared with a carrying value (which includes a reduction for unamortized debt issuance costs and discounts) of $1,455.1 million. Fair value was estimated using inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability and would be considered Level 2 in the fair value hierarchy.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Note 14 — Stockholders' Equity
Stock Repurchase Program and Common Stock Retirement
In May 2026, the Company announced that the Board of Directors approved a three-year $100.0 million stock repurchase authorization (the “Repurchase Program”) of common stock in accordance with applicable securities laws. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
Pursuant to the Repurchase Program, the Company repurchased 2.7 million shares of its common stock for $8.7 million during the three and nine months ended June 30, 2026. The Company constructively retired the shares of common stock it had repurchased by recording amounts paid in excess of the $0.01 par value of each share as a reduction in additional paid-in capital.
Note 15 — Earnings Per Share
The calculation of Earnings per basic and diluted common share for the three and nine months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in millions and shares in thousands, except per share amounts)	2026	2025	2026	2025
Net Income	$21.1	$45.5	$61.1	$69.0

Basic weighted average number of shares outstanding	58,479	58,490	58,856	58,239
Stock awards and equity units (share equivalent)	33	5	724	482
Diluted weighted average shares outstanding	58,512	58,495	59,580	58,721

Earnings per common share - Basic	$0.36	$0.78	$1.04	$1.18
Earnings per common share - Diluted	$0.36	$0.78	$1.03	$1.18

Antidilutive Shares (millions)	3.3	4.3	1.3	2.5
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
Note 16 — Income Taxes
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
The effective tax rates were 23.6% and 37.0% for the three months ended June 30, 2026 and 2025, respectively. The decrease in the Company's effective tax rate compared to the prior period is primarily due to the tax impacts from changes in the level and mix of earnings and higher non-deductible costs.
The effective tax rates were 36.4% and 35.7% for the nine months ended June 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the change in mix of earnings and higher non-deductible costs.
The Organization for Economic Cooperation and Development ("OECD") has developed major reform of the international tax system with respect to a global minimum 15% tax rate. European Union member states agreed to adopt the OECD’s minimum tax rules, which went into effect for tax years beginning on January 1, 2024 or later. Certain countries have enacted the law changes and other countries are considering changes to their tax laws. The impact of the changes went into effect for the Company beginning in fiscal year 2025. The global minimum tax rules did not have a material impact to the Company's provision for income taxes for the three and nine month periods ended June 30, 2026 and 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.

On January 5, 2026, the OECD released the Pillar 2 Side-by-Side Package, which addresses how subsidiaries of U.S. listed companies are taxed under Pillar 2, including the addition of some safe harbors. As countries adopt these rules, the Company will continue to evaluate the future impact of these changes.
On July 4, 2025, the U.S. One Big Beautiful Bill Act ("OBBBA") was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective beginning in the fiscal year ended September 30, 2025 and others becoming effective through the fiscal year ending September 30, 2027. OBBBA did not have a material impact to the Company's provision for income taxes for the three and nine month periods ended June 30, 2026 and 2025.
Note 17 — Receivables Sale Agreement
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
In connection with the Company's receivables sale agreement, $167.2 million of trade receivables were sold during the nine months ended June 30, 2026, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the nine months ended June 30, 2026 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows.
Note 18 — Financial Instruments and Fair Value Measurements
The following reconciles Cash and equivalents and Restricted cash reported within the Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, to the total amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	September 30, 2025
Cash and equivalents	$214.7	$225.5
Restricted cash	3.5	3.1
Cash and equivalents and restricted cash	$218.2	$228.6
Cash and equivalents as of June 30, 2026 includes cash held in money market funds and other cash equivalents. All cash and equivalents are Level 1 in the fair value hierarchy.
Interest income on Cash and equivalents during the three and nine months ended June 30, 2026 and 2025 is included in Interest expense, net and was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Interest income	$0.8	$1.5	$2.4	$4.6

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
The notional amounts of the Company’s foreign currency-related derivative instruments were as follows as of June 30, 2026 and September 30, 2025:

	Hedge Designation	June 30, 2026	September 30, 2025
Foreign exchange contracts(a)	Undesignated	$95.2	$9.7

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
Concentration of Credit Risk
Two of the Company’s customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 26.0% for the three months ended June 30, 2026, and two of the Company's customers represented at least 10.0% of total gross revenues individually and, in the aggregate, represented approximately 27.1% of total revenues for the nine months ended June 30, 2026.
One of the Company's customers represented at least 10.0% of total gross trade receivables individually and represented approximately 18.1% as of June 30, 2026.
Substantially all of the Company’s trade receivables are due from public and private entities involved in the healthcare industry. The Company does not normally require collateral from its customers.
Contingent Consideration
The fair value measurement of contingent consideration arising from business combinations is determined via probability-weighted cash flows using a Monte Carlo simulation model, which are then discounted to present value. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using a discount rate of 16.0%.

Dollar amounts are in millions except per share amounts or as otherwise specified.

The following table presents a reconciliation of contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3):

($ in millions)	June 30, 2026
Beginning balance as of October 1	$—
Owen Mumford acquisition	38.1
Accretion and changes in fair value in interest expense, net	0.8
Ending balance[1]	$38.9
1As of June 30, 2026, $10.0 million and $28.9 million were recorded in Accrued expenses and Deferred Income Taxes and Other Liabilities, respectively.
Note 19 — Property, Plant and Equipment
Property, Plant and Equipment, Net consisted of:

	June 30, 2026	September 30, 2025
Land	$11.7	$3.1
Buildings	176.6	121.0
Machinery, equipment and fixtures	631.9	595.4
Leasehold improvements	6.1	13.2
Construction in progress	62.3	58.6
	$888.6	$791.3
Less: accumulated depreciation	(571.8)	(534.1)
Total Property, Plant and Equipment, Net	$316.8	$257.2
Note 20 — Leases
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

Dollar amounts are in millions except per share amounts or as otherwise specified.

Aggregate Lease Information
The Company's leases are included in its Condensed Consolidated Balance Sheets as follows:

	June 30, 2026	September 30, 2025
Finance Leases
Property, Plant, and Equipment, Net	$26.5	$28.3
Total Finance Lease Assets	$26.5	$28.3

Current finance lease liabilities	$3.5	$3.4
Non Current Finance Lease Liabilities	27.4	28.7
Total Finance Lease Liabilities	$30.9	$32.1

Weighted-average remaining lease term (years)	10.8	11.5
Weighted-average discount rate	6.8%	6.8%

Operating Leases
Other Assets	$18.2	$20.2
Total Operating Lease Assets	$18.2	$20.2

Accrued expenses	$6.4	$6.9
Deferred Income Taxes and Other Liabilities	9.3	10.2
Total Operating Lease Liabilities	$15.7	$17.1

Weighted-average remaining lease term (years)	5.4	5.6
Weighted-average discount rate	7.1%	6.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.

Lease costs incurred are as follows:

		Nine months ended June 30,
(in millions)	Classification	2026	2025
Operating lease expense	Selling and administrative and Research and Development expense	$4.9	$4.4
Finance lease cost:
Depreciation of lease assets	Cost of products sold	1.8	1.8
Interest on lease liabilities	Interest expense, net	1.6	1.7
Total lease cost		$8.3	$7.9
Supplemental cash flow information related to leases for the nine months ended June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
Cash used for amounts included in the measurement of lease liabilities
Operating cash flows from Operating Leases	$4.5	$4.4
Financing cash flows from Finance Lease	1.2	1.0
Operating cash flows from Finance Lease	1.6	1.7
For both the three and nine months ended June 30, 2026 and 2025, right of use assets obtained in exchange for lease liabilities were not material.
Maturities of the Company's finance and operating lease liabilities as of June 30, 2026 by fiscal year are as follows:

	Finance Leases	Operating Leases	Total
2026	$0.9	$1.5	$2.4
2027	3.8	5.0	8.8
2028	3.9	2.2	6.1
2029	3.9	2.3	6.2
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$44.8	$18.5	$63.3
Less: amount representing interest	13.9	2.8	16.7
Present value of lease liabilities	$30.9	$15.7	$46.6
Note 21 — Subsequent Events
On August 6, 2026, the Company entered into the First Amendment to First Lien Credit Agreement (the “First Amendment”), which amends the Credit Agreement. The First Amendment, among other things, reduced the aggregate revolving credit commitments from $500 million to $310 million and extended the maturity of $210 million of the revolving credit commitments from March 31, 2027 to December 30, 2028, with the remaining $100 million of revolving credit commitments continuing to mature on March 31, 2027. The amended Credit Agreement contains revised financial covenants and certain additional restrictions on the Company and its subsidiaries that are more restrictive than those contained in the existing Credit Agreement.

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
In May 2026, we completed the acquisition of Owen Mumford which accelerated our strategic transformation into a broad-based medical supplies company which provides drug delivery platforms to pharmaceutical companies and serves chronic care patients in the obesity, diabetes, autoimmune diseases and anaphylaxis markets. The strategic opportunity for us is the following:
1.Accelerate growth of our B2B business in the fast-growing drug-delivery market with the Aidaptus auto-injector platform;
2.Globalize Owen Mumford’s existing medical-device portfolio using embecta’s commercial infrastructure in more than 100 countries; and
3.Capture operational and commercial synergies through integration, cross-selling, channel expansion, and manufacturing optimization.
We have a broad portfolio of marketed medical devices, including a variety of pen needles, syringes and safety injection devices. With the acquisition of Owen Mumford, we now have a diversified portfolio that also includes auto-injector technology (notably the Aidaptus platform), safety lancets, and other chronic-care and pharmaceutical-services products. Our pen needles are sterile, single-use, medical devices, designed to be used in conjunction with pen injectors that inject insulin or other diabetes medications. We also sell safety pen needles, which have shields on both ends of the cannula that automatically deploy after the injection to help prevent needlestick exposure and injury during injection and disposal. Our traditional and safety pen needles are compatible and frequently used with widely available pen injectors in the market today. In addition to pen needles, we sell sterile, single-use insulin syringes, which are used to inject insulin drawn from insulin vials. We also sell safety insulin syringes, which have a sliding safety shield that can be activated with one-hand after the injection to help prevent needlestick exposure and injury during injection and disposal.
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
We continue to monitor global conflicts, including activity in the Middle East and Houthi attacks on commercial shipping vessels and other naval vessels, and the associated sanctions and other restrictions. As of August 7, 2026, there is no material impact to our business operations and financial performance as a result of the aforementioned conflicts. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects on our business.
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

On May 15, 2026, we acquired Owen Mumford, a UK-based innovator and manufacturer of medical devices and drug-delivery technologies for an upfront cash payment of £126.0 million, which included a payment for estimated acquired cash and equivalents. The final purchase price is subject to a working capital adjustment to be finalized in a future period. We will also make a payment of up to £50.0 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform. The U.S. dollar equivalents, as of the acquisition date, for the upfront cash payment and potential future milestone payments were $169.9 million and $67.4 million, respectively.
In May 2026, we announced that our Board of Directors approved a three-year $100.0 million stock repurchase authorization (the “Repurchase Program”) of common stock in accordance with applicable securities laws. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
In May 2026, the Board of Directors approved a reduction in the quarterly cash dividend from $0.15 to $0.01 per share of common stock. The dividend was paid on June 15, 2026 to stockholders of record as of May 28, 2026.
In May 2026, we initiated a review of our cost structure and organizational footprint which entails aligning company wide commercial activities, exploring opportunities to expand the global reach of the Owen Mumford product portfolio, and taking advantage of scale to negotiate reduced costs.
Results of Operations
Our unaudited Condensed Consolidated Statements of Income are as follows:

	Three months ended June 30,			Nine months ended June 30,
	2026	2025	%	2026	2025	%
Revenues	$271.7	$295.5	(8.1)%	$754.7	$816.4	(7.6)%
Cost of products sold	118.4	98.4	20.3	311.9	298.1	4.6
Gross Profit	153.3	197.1	(22.2)	442.8	518.3	(14.6)
Operating expenses:
Selling and administrative expense	78.6	84.4	(6.9)	232.4	245.1	(5.2)
Research and development expense	5.6	4.4	27.3	15.6	32.7	(52.3)
Other operating expense, net	20.4	14.3	42.7	27.8	54.9	(49.5)
Total Operating Expenses	104.6	103.1	1.5	275.8	332.7	(17.1)
Operating Income	48.7	94.0	(48.2)	167.0	185.6	(10.0)
Interest expense, net	(23.9)	(26.6)	(10.2)	(70.6)	(81.2)	(13.1)
Other income (expense), net	2.8	4.8	(41.7)	(0.4)	2.9	(113.8)
Income Before Income Taxes	27.6	72.2	(61.8)	96.0	107.3	(10.5)
Income tax provision	6.5	26.7	(75.7)	34.9	38.3	(8.9)
Net Income	$21.1	$45.5	(53.6)%	$61.1	$69.0	(11.4)%

Net Income per common share:
Basic	$0.36	$0.78	(53.8)%	$1.04	$1.18	(11.9)%
Diluted	$0.36	$0.78	(53.8)%	$1.03	$1.18	(12.7)%
Three Months Ended June 30, 2026 Summary (on a comparative basis)
Key financial results for the three months ended June 30, 2026 were as follows:
•Revenue decreased by $23.8 million to $271.7 million from $295.5 million;
•Gross profit decreased by $43.8 million to $153.3 million from $197.1 million. Gross profit as a percent of revenue was 56.4%, as compared to 66.7% in the prior year comparative period;
•Operating income decreased by $45.3 million to $48.7 million from $94.0 million; and
•Net income decreased by $24.4 million to $21.1 million from $45.5 million.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Nine Months Ended June 30, 2026 Summary (on a comparative basis)
Key financial results for the nine months ended June 30, 2026 were as follows:
•Revenue decreased by $61.7 million to $754.7 million from $816.4 million;
•Gross profit decreased by $75.5 million to $442.8 million, from $518.3 million. Gross profit as a percent of revenue was 58.7%, as compared to 63.5% in the prior year comparative period;
•Operating income decreased by $18.6 million to $167.0 million from $185.6 million; and
•Net income decreased by $7.9 million to $61.1 million from $69.0 million.
Revenues
Our revenues decreased by $23.8 million, or 8.1%, to $271.7 million for the three months ended June 30, 2026 as compared to revenues of $295.5 million for the three months ended June 30, 2025. Changes in revenues are driven by the volume of goods that we sell, the prices it negotiates with customers, and changes in foreign exchange rates. The decrease in revenues was primarily driven by $20.1 million of unfavorable changes in price, $19.9 million of unfavorable changes in volume and a $0.1 million decrease in contract manufacturing revenue. This was partially offset by the $13.8 million of contribution of Owen Mumford revenues and $2.5 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar.
Our revenues decreased by $61.7 million, or 7.6%, to $754.7 million for the nine months ended June 30, 2026 as compared to revenues of $816.4 million for the nine months ended June 30, 2025. The decrease in revenues was primarily driven by $60.0 million of unfavorable changes in volume, $27.4 million of unfavorable changes in price, and a $2.9 million decrease in contract manufacturing revenue. This was partially offset by $14.8 million associated with the positive impact of foreign currency translation primarily due to the weakening of the U.S. dollar and by the $13.8 million contribution of Owen Mumford revenues.
Cost of products sold
Cost of products sold increased by $20.0 million, or 20.3%, to $118.4 million for the three months ended June 30, 2026 as compared to $98.4 million for the three months ended June 30, 2025. Cost of products sold as a percentage of revenues was 43.6% for the three months ended June 30, 2026 as compared to 33.3% for the three months ended June 30, 2025. The increase in cost of products sold for the three month comparative period was primarily driven by additional cost of products sold from Owen Mumford during the third quarter, as well as the impact of net changes from profit in inventory adjustments period over period.
Cost of products sold increased by $13.8 million, or 4.6%, to $311.9 million for the nine months ended June 30, 2026 as compared to $298.1 million for the nine months ended June 30, 2025. Cost of products sold as a percentage of revenues was 41.3% for the nine months ended June 30, 2026 as compared to 36.5% in the nine months ended June 30, 2025. The increase in cost of products sold for the nine month comparative period was primarily driven by additional cost of products sold from Owen Mumford during the third quarter, as well as the impact of net changes from profit in inventory adjustments period over period.
Selling and administrative expenses
Selling and administrative expenses decreased by $5.8 million, or 6.9%, to $78.6 million for the three months ended June 30, 2026 as compared to $84.4 million for the three months ended June 30, 2025. Selling and administrative expenses decreased by $12.7 million, or 5.2%, to $232.4 million for the nine months ended June 30, 2026 as compared to $245.1 million for the nine months ended June 30, 2025. The decrease for both the three and nine month comparative periods was primarily driven by lower compensation expense in the applicable current periods, partially offset by additional selling and administrative expenses from Owen Mumford in the current periods.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Research and development expenses
Research and development expenses increased by $1.2 million, or 27.3%, to $5.6 million for the three months ended June 30, 2026 as compared to $4.4 million for the three months ended June 30, 2025. Research and development expenses decreased by $17.1 million, or 52.3%, to $15.6 million for the nine months ended June 30, 2026 as compared to $32.7 million for the nine months ended June 30, 2025. The increase for the three month comparative period was primarily driven by additional research and development expenses from Owen Mumford during the third quarter. The decrease for the nine month comparative period was primarily driven by expenses incurred in connection with the development and subsequent discontinuance of our insulin patch pump program in the prior year, partially offset by additional research and development expenses from Owen Mumford in the current period.
Other operating expense, net
Other operating expense, net are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Costs related to the Separation	$4.3	$9.7	$9.6	$26.3
Amortization of cloud computing arrangements	2.6	2.6	7.8	7.8
Costs associated with the discontinued patch pump program	—	0.3	0.1	15.6
Business optimization and severance related costs	—	1.0	—	4.6
Gain on sale of certain intellectual property rights and long-lived assets	—	—	(10.1)	—
Acquisition-related costs	11.3	—	16.9	—
Other	2.2	0.7	3.5	0.6
Total	$20.4	$14.3	$27.8	$54.9
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
•Acquisition-related costs associated with the acquisition of Owen Mumford.
Interest expense, net
Interest expense, net decreased by $2.7 million to $23.9 million for the three months ended June 30, 2026 as compared to $26.6 million for the three months ended June 30, 2025. Interest expense, net decreased by $10.6 million to $70.6 million for the nine months ended June 30, 2026 as compared to $81.2 million for the nine months ended June 30, 2025. The decrease for both the three and nine month comparative periods was primarily driven by lower debt levels and lower short-term interest rates in the current period as compared to the prior periods. It remains unclear whether the United States Federal Reserve will increase or decrease the benchmark interest rate during the remainder of fiscal 2026. An increase in the benchmark interest rate would result in an increase in interest expense on our variable rate debt and a decrease in the benchmark interest rate would result in a decrease in interest expense on our variable rate debt.
Other income (expense), net
Other income (expense), net was $2.8 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively. Other income (expense), net was $(0.4) million and $2.9 million for the nine months ended June 30, 2026 and 2025, respectively. The decrease for both the three and nine month comparative periods was primarily attributed to unfavorable impacts from foreign exchange.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Income tax provision
The effective tax rates were 23.6% and 37.0% for the three months ended June 30, 2026 and 2025, respectively. The decrease in the Company's effective tax rate compared to the prior period is primarily due to the tax impacts from changes in level and mix of earnings and higher non-deductible costs.
The effective tax rates were 36.4% and 35.7% for the nine months ended June 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate compared to the prior period is primarily due to the change in mix of earnings and higher non-deductible costs.
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
The following is a summary of Embecta's total debt outstanding as of June 30, 2026:

Term Loan due March 2029	$639.4
5.00% Notes due February 2030	500.0
6.75% Notes due February 2030	200.0
Revolving Credit Facility due March 2027	129.9
Total principal debt issued	$1,469.3
Less: current debt obligations	(139.4)
Less: debt issuance costs and discounts	(14.2)
Long-term debt	$1,315.7
The schedule of principal payments required on debt for the next five years and thereafter is as follows:

2026	$2.4
2027	139.4
2028	9.5
2029	618.0
2030	700.0
Thereafter	—
Certain measures relating to our total debt outstanding as of June 30, 2026 were as follows:

Total debt	$1,455.1

Short-term debt as a percentage of total debt	9.6%
Weighted average cost of total debt	6.1%
The Credit Agreement and the indentures for the 5.00% Notes and the 6.75% Notes contain customary financial covenants, including a total net leverage ratio covenant, which measures the ratio of (i) consolidated total net debt to (ii) consolidated earnings before interest, taxes, depreciation and amortization, and subject to other adjustments, must meet certain defined limits which are tested on a quarterly basis in accordance with the terms of the Credit Agreement and indentures governing the 5.00% Notes and the 6.75% Notes. In addition, the Credit Agreement contains covenants that limit, among other things, our ability to prepay, redeem or repurchase our subordinated and junior lien debt, incur additional debt, make acquisitions, merge with other entities, pay dividends or distributions, redeem or repurchase equity interests, and create or become subject to liens. As of June 30, 2026, we were in compliance with all of such covenants. The Credit Agreement and the senior secured notes are secured by substantially all assets of Embecta and each subsidiary guarantor, subject to certain exceptions.

Dollar amounts are in millions except per share amounts or as otherwise specified.

As discussed in Part II, Item 5. Other Information within this Form 10-Q, on August 6, 2026, we entered into the First Amendment to our Credit Agreement which, among other things, reduced the aggregate revolving credit commitments from $500 million to $310 million and extended the maturity of $210 million of the revolving credit commitments to December 30, 2028. The more stringent covenants contained in the amended Credit Agreement may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy, and compete against companies that are not subject to such restrictions.
During the nine months ended June 30, 2026, we paid an aggregate principal amount of approximately $77.4 million on the Term Loan, of which $70.3 million was discretionary.
During the nine months ended June 30, 2026, we drew down $180.0 million on its Revolving Credit facility and repaid an aggregate principal amount of approximately $50.1 million.
During the nine months ended June 30, 2026, we made interest payments of $56.3 million on debt outstanding.
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
For additional information related to the Company's debt related activities, refer to Note 13, Long-Term Debt within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q.
In May 2026, we announced that our Board of Directors approved a three-year $100.0 million stock repurchase authorization of common stock in accordance with applicable securities laws. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion. Pursuant to the Repurchase Program, we repurchased 2.7 million shares of our common stock for $8.7 million during the three and nine months ended June 30, 2026. We constructively retired the shares of common stock we had repurchased by recording amounts paid in excess of the $0.01 par value of each share as a reduction in additional paid-in capital.
In May 2026, the Board of Directors approved a reduction in the quarterly cash dividend from $0.15 to $0.01 per share of common stock. The dividend was paid on June 15, 2026 to stockholders of record as of May 28, 2026.
Leases
Maturities of our finance lease and operating lease liabilities as of June 30, 2026 by fiscal year are as follows:

	Finance Lease	Operating Leases	Total
2026	$0.9	$1.5	$2.4
2027	3.8	5.0	8.8
2028	3.9	2.2	6.1
2029	3.9	2.3	6.2
2030	4.0	1.8	5.8
Thereafter	28.3	5.7	34.0
Total lease payments	$44.8	$18.5	$63.3
For additional information related to our leases, refer to Note 20, Leases within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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
In connection with the Company's receivables sale agreement, $167.2 million of trade receivables were sold during the nine months ended June 30, 2025, resulting in derecognition of the receivables from the Company's Condensed Consolidated Balance Sheets. Discounts recognized on the sale of trade receivables were not material to the Company's Condensed Consolidated Statements of Income. The cash received on the sale of trade receivables during the nine months ended June 30, 2025 is presented in changes in trade receivables, net within operating activities in the Condensed Consolidated Statement of Cash Flows. For additional information related to the trade receivables sale agreement, refer to Note 17, Receivables Sale Agreement within the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Owen Mumford Acquisition
On May 15, 2026, we acquired Owen Mumford, a UK-based innovator and manufacturer of medical devices and drug-delivery technologies for an upfront cash payment of £126.0 million, which included a payment for estimated acquired cash and equivalents. The final purchase price is subject to a working capital adjustment to be finalized in a future period. We will also make a payment of up to £50.0 million upon the achievement of certain commercial milestones related to sales of the Aidaptus® next-generation auto-injector platform. The U.S. dollar equivalents, as of the acquisition date, for the upfront cash payment and potential future milestone payments were $169.9 million and $67.4 million, respectively.
Access to Capital and Credit Ratings
In May 2026, Moody’s Investor Services and Standard & Poor’s Ratings Services published updates to our credit ratings. Our current Moody's Investors Services credit rating is B3 and our Standard & Poor's Rating Services credit rating is B.
Cash and equivalents and restricted cash were $218.2 million as of June 30, 2026 as compared to $228.6 million as of September 30, 2025.
The primary uses of cash that contributed to the $10.4 million decrease were:

September 30, 2025 Cash and equivalents and restricted cash balance	$228.6
Cash provided by operating activities	90.1
Cash used for investing activities	(120.5)
Cash provided by financing activities	19.3
Effect of exchange rate changes on cash and equivalents and restricted cash	0.7
June 30, 2026 Cash and equivalents and restricted cash balance	$218.2
Net cash provided by operating activities was primarily attributable to:

Net Income	$61.1
Adjustments related to depreciation and amortization, impairment of property, plant and equipment, gain on sale of certain intellectual property rights and long-lived assets, stock-based compensation, and deferred income taxes	64.3
Change in accounts payable and accrued expenses	1.1
Change in trade receivables	(20.8)
Change in inventories	(7.3)
Change in prepaid expenses and other	(6.1)
Change in income and other net taxes payable	(3.6)
Change in other assets and liabilities, net	1.4
Net cash provided by operating activities	$90.1
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
Net cash used for investing activities for the nine months ended June 30, 2026 was driven by cash paid, net of cash acquired, of $128.4 million to consummate the acquisition of Owen Mumford and capital expenditures of $2.2 million to support our business and operations. This was offset by proceeds from the sale of certain intellectual property rights and long-lived assets of $10.1 million.
Net cash provided by financing activities was primarily attributable to:

Dividend payments	$(18.4)
Payments on long-term debt	(77.4)
Proceeds on drawdown of revolving credit facility	180.0
Payments on revolving credit facility	(50.1)
Repurchases of common stock	(8.7)
Payments related to tax withholding for stock-based compensation	(4.9)
Payments on finance lease	(1.2)
Net cash provided by financing activities	$19.3
Contractual Obligations
Our contractual obligations as of June 30, 2026, which require material cash requirements in the future, consist of purchase obligations and lease obligations. Purchase obligations are enforceable and legally binding obligations for purchases of goods and services which include inventory purchase commitments. Over the next several years, we expect to incur material costs associated with operating and maintaining our information technology infrastructure. Lease obligations include lease agreements for which a contract has been signed even if the lease has not yet commenced. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2025 Form 10-K for further details. As of June 30, 2026, there have been no material changes to our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the Consolidated Financial Statements included in the 2025 Form 10-K. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no changes to our critical accounting policies as of June 30, 2026.
Cautionary Statements Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements include those containing such words as “anticipates,” “believes,” "can," “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” "possible," “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Embecta’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Embecta’s strategy for growth, Embecta's stock repurchase plan, the impact of the OM acquisition, expectations related to the impact of incremental tariffs, brand transition, future product development, anticipated product and regulatory clearances, approvals, and launches, competitive position and expenditures. Forward-looking statements are based upon our present intent, beliefs or expectations, are not guarantees of future performance and are subject to numerous risks, uncertainties, and changes in circumstances that are difficult to predict. Although Embecta believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:

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
•Risks associated with indebtedness and our use of indebtedness available to us, including risks due to restrictions contained in our amended Credit Agreement.
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
•Embecta's ability to integrate the acquired Owen Mumford business successfully into our business and achieve the expected benefits of the acquisition.
•Risks associated with the putative securities class action filed in June 2026 or any other litigation.
•The risk that we may not complete strategic collaborative partnerships and acquisition opportunities, in the expected time frames and in a way that enable us to accelerate our growth or strategic collaborative opportunities that give us access to innovative technologies, complementary product lines, and new markets.
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
From time to time, we enter into foreign currency forward exchange contracts with major financial institutions to manage currency exposures for transactions denominated in a currency other than an entity’s functional currency. As a result, the impact of foreign currency gains/losses recognized in earnings are partially offset by gains/losses on the related foreign currency forward exchange contracts in the same reporting period. Refer to Note 18, Financial Instruments and Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements for further information.
Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements, because gains and losses on these contracts offset gains and losses on the assets, liabilities or transactions being hedged.
Interest Rate Risk
Debt - Our interest rate risk relates primarily to our Term Loan and Revolving Credit Facility. The interest rate is set at 300 basis points over SOFR, with a 0.50% SOFR floor. Based on our outstanding borrowings at June 30, 2026, a 100 basis points change in interest rates would have impacted interest expense on the Term Loan and Revolving Credit Facility by $7.7 million on an annualized basis.

Dollar amounts are in millions except per share amounts or as otherwise specified.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by Embecta's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Embecta's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation as of June 30, 2026, the Company's Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and ensure that material information relating to Embecta and its consolidated subsidiaries would be made known to them by others within these entities.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Dollar amounts are in millions except per share amounts or as otherwise specified.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to Embecta’s risk factors from those described in “Risk Factors” included within the 2025 Form 10-K and Embecta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the Securities and Exchange Commission on May 5, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following discloses our stock repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2026 through April 30, 2026	—	—	—	$100
May 1, 2026 through May 31, 2026	1,327,938	$3.29	1,327,938	$96
June 1, 2026 through June 30, 2026	1,356,644	$3.23	1,356,644	$91
Total	2,684,582
(a) In May 2026, the Company announced that the Board of Directors approved a three-year $100.0 million stock repurchase plan. Repurchases may be made from time to time over the three year period at management's discretion through open market transactions, privately negotiated transactions, or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise in compliance with Rule 10b-18 under the Exchange Act. The manner, timing, and amount of any repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. The program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be modified, suspended, or discontinued at any time.
Item 5. Other Information.
Entry into a Material Definitive Agreement.
On August 6, 2026, the Company, the other co-borrowers party thereto, the guarantors party thereto, the lenders party thereto, each L/C Issuer party thereto, and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), as administrative agent and collateral agent, entered into the First Amendment to First Lien Credit Agreement (the “First Amendment”), which amends that certain First Lien Credit Agreement, dated as of March 31, 2022 (as amended, restated, supplemented or modified prior to the date of the First Amendment, the “Existing Credit Agreement” and, as amended by the First Amendment, the “Amended Credit Agreement”), among, among others, the Company, the lenders from time to time party thereto, and Morgan Stanley, as administrative agent, collateral agent and an L/C Issuer.
The First Amendment effects an extension of a portion of the revolving credit commitments under the Existing Credit Agreement. In connection therewith, the First Amendment provides for, among other things:
Reduction of Revolving Credit Commitments. Following the effectiveness of the First Amendment, the aggregate revolving credit commitments under the Amended Credit Agreement have been reduced from $500 million to $310 million.
Extension of a Portion of the Revolving Commitments. Following the effectiveness of the First Amendment, $210 million of the revolving credit commitments will mature on December 30, 2028 and $100 million of the revolving credit commitments will continue to mature on March 31, 2027.
Interest Rates and Fees. Revolving credit loans under the extended tranche of revolving credit commitments will bear interest at a rate per annum equal to, at the Company’s option, (a) Term SOFR plus 3.50% for SOFR Loans or (b) the Alternate Base Rate plus 2.50% for ABR Loans (compared to interest at a rate per annum equal to, at the Company’s option, (i) Term SOFR plus 3.00% for SOFR Loans or (ii) the Alternate Base Rate plus 2.00% for ABR Loans for revolving credit loans under the non-extended tranche of revolving credit commitments).

Dollar amounts are in millions except per share amounts or as otherwise specified.

Financial Covenants. The Amended Credit Agreement includes, with respect to the revolving credit facility, (a) a maximum Consolidated First Lien Net Leverage Ratio covenant, stepping down from 4.75 to 1.00 through June 30, 2027 to 3.75 to 1.00 on and after April 1, 2028, and (b) a minimum Consolidated Interest Coverage Ratio covenant, stepping up from 2.50 to 1.00 through September 30, 2027 to 3.00 to 1.00 on and after January 1, 2028. The Company is also required to deliver monthly liquidity forecasts and account balance reports to the revolving lenders until the maturity date of the extended revolving credit commitments.
Pursuant to the First Amendment, the Amended Credit Agreement contains negative covenants and obligations on the Company and its subsidiaries that are more restrictive on them than those contained in the Existing Credit Agreement. Accordingly, the more stringent covenants contained in the Amended Credit Agreement may make it more difficult for the Company to successfully execute its business strategy, invest in its growth strategy, and compete against companies that are not subject to such restrictions.
The foregoing description of the First Amendment and the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. Capitalized terms used in this Quarterly Report on Form 10-Q without definition have the meanings assigned thereto in the Amended Credit Agreement.
Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1*	Amendment No. 1 to the Embecta Corp. Directors' Deferral Plan

10.2*
Amendment No. 1 to the Credit Agreement dated as of March 31, 2022, by and among the Company, the lenders and other parties from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, dated as of August 6, 2026.

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

EMBECTA CORP.

Date: August 7, 2026	By:	/s/ Devdatt Kurdikar
	Name:	Devdatt Kurdikar
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Jacob Elguicze
	Name:	Jacob Elguicze
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2026	By:	/s/ Anthony Roth
	Name:	Anthony Roth
	Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)